Form 10-Q
period 2021-03-31
Locust Walk Acquisition Corp.
filed 2021-06-03
CIK 1828522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39866

LOCUST WALK ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3306396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, 51st Floor,

Boston, MA 02116

(Address of principal executive offices)

(415) 697-0763

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	LWACU	Nasdaq Capital Market
Class A common stock, par value $0.0001 per share	LWAC	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Class A common stock	LWACW	Nasdaq Capital Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 3, 2021, there were 17,500,000 shares of Class A common stock, $0.0001 par value and 4,511,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LOCUST WALK ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LOCUST WALK ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$1,467,723	$12,031
Prepaid expenses	344,648	—
Due from sponsor	625

Total Current Assets	1,812,996	12,031
Marketable securities held in Trust Account	175,003,740	—
Deferred offering costs	—	177,937

TOTAL ASSETS	$176,816,736	$189,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$240,998	$758
Accrued offering costs	—	105,841
Promissory note – related party	—	60,375

Total Current Liabilities	240,998	166,974
Warrant liabilities	3,674,600	—
Deferred underwriting fee payable	6,565,000	—

Total Liabilities	10,480,598	166,974

Commitments and Contingencies
Class A common stock subject to possible redemption, $10.00 per shares redemption value; 16,133,613 and no shares as of March 31, 2021 and December 31, 2020, respectively	161,336,130	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,911,387 and no shares issued and outstanding (excluding 16,333,613 and no shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	191	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,511,250 and 4,535,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively (1)	452	454
Additional paid-in capital	4,952,534	24,546
Retained earnings (accumulated deficit)	46,831	(2,006)

Total Stockholders’ Equity	5,000,008	22,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,816,736	$189,968

(1)

As of December 31, 2020, shares included up to 573,750 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Due to the underwriter’s partial exercise of the over-allotment option on January 11, 2021, the Sponsor (as defined below) forfeited 23,750 shares of Class B common stock, resulting in 4,511,250 Founder Shares (as defined below) outstanding as of March 31, 2021.

The accompanying notes are an integral part of the condensed financial statements.

LOCUST WALK ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operations and formation costs
Operational costs	$318,012
Franchise tax	50,758

Total operations and formation costs	368,770

Loss from operations	(368,770)

Other income (expense):
Interest earned on marketable securities held in Trust Account	3,740
Transaction costs incurred in connection with warrant liabilities	(242,333)
Change in fair value of warrant liabilities	656,200

Other income	417,607

Net income	$48,837

Weighted average shares outstanding of Class A redeemable common stock	17,500,000

Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock (1)	4,922,417

Basic and diluted net income per share, Class A and Class B non-redeemable common stock	$0.01

(1)

As of December 31, 2020, shares included up to 573,750 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Due to the underwriter’s partial exercise of the over-allotment option on January 11, 2021, the Sponsor forfeited 23,750 shares of Class B common stock, resulting in 4,511,250 Founder Shares outstanding as of March 31, 2021. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. If forfeited, they have been excluded from the calculation of weighted average shares outstanding.

The accompanying notes are an integral part of the condensed financial statements.

LOCUST WALK ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock (1)		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	4,535,000	$454	$24,546	$(2,006)	$22,994
Sale of 17,500,000 Units, net of underwriting discounts, initial value of public warrants and other offering costs	17,500,000	1,750	—	—	160,943,357	—	160,945,107
Sale of 545,000 Placement Units	545,000	55	—	—	5,319,145	—	5,319,200
Forfeiture of Founder Shares	—	—	(23,750)	(2)	2	—	—
Class A Common stock subject to possible redemption	(16,133,613)	(1,614)	—	—	(161,334,516)	—	(161,336,130)
Net income	—	—	—	—	—	48,837	48,837

Balance – March 31, 2021	1,911,387	$191	4,511,250	$452	$4,952,534	$46,831	$5,000,008

(1)

As of December 31, 2020, shares included up to 573,750 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Due to the underwriter’s partial exercise of the over-allotment option on January 11, 2021, the Sponsor forfeited 23,750 shares of Class B common stock, resulting in 4,511,250 Founder Shares outstanding as of March 31, 2021.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LOCUST WALK ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$48,837
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(656,200)
Transaction costs allocated to warrant liabilities	242,333
Interest earned on marketable securities held in Trust Account	(3,740)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(344,648)
Accounts payable and accrued expenses	240,241

Net cash used in operating activities	(473,177)

Cash Flows from Investing Activities:
Investment into trust account	(175,000,000)

Net cash used in investing activities	(175,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	171,940,000
Proceeds from sale of Placement Units	5,450,000
Repayment of promissory note – related party	(61,000)
Payment of offering costs	(400,131)

Net cash provided by financing activities	176,928,869

Net Change in Cash	1,455,692
Cash – Beginning of period	12,031

Cash – End of period	$1,467,723

Non-cash investing and financing activities:
Deferred underwriting fee payable	$6,565,000

Initial classification of common stock subject to possible redemption	$161,045,270

Forfeiture of Founder Shares	$(2)

Change in value of common stock subject to possible redemption	$290,860

The accompanying notes are an integral part of the condensed financial statements.

LOCUST WALK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2021, the Company had not yet commenced operations. All activity through March 31, 2021 relates to the Company’s formation, its initial public offering (the “IPO”), which is described below and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds of the IPO.

On May 26, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Locust Walk Merger Sub, Inc., a Delaware corporation and a wholly owned Subsidiary of the Company (“Merger Sub”), and eFFECTOR Therapeutics, Inc., a Delaware corporation (“eFFECTOR”). For more information, see the “Merger” described below.

The registration statement for the Company’s IPO was declared effective on January 12, 2021. On January 12, 2021, the Company consummated the IPO of 17,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 2,200,000 Units, at $10.00 per Unit, generating gross proceeds of $175,000,000 (Note 4).

Simultaneously with the closing of the IPO, the Company consummated the sale of 545,000 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Locust Walk Sponsor, LLC (the “Sponsor”), that closed simultaneously with the IPO, generating gross proceeds of $5,450,000 (Note 5).

Transaction costs amounted to $10,097,226, consisting of $3,060,000 in cash underwriting fees, $6,565,000 of deferred underwriting fees and $472,226 of other offering costs.

Following the closing of the IPO, $175,000,000 was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination within 24 months from the consummation of the IPO (the “Combination Period”); or (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation of the Company.

The Company’s management has broad discretion with respect to the specific application of the net proceeds from the IPO, although substantially all of the net proceeds are intended to be applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. Rules of the Nasdaq Capital Market (“Nasdaq”) provide that the Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

LOCUST WALK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company will provide stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made solely by the Company. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative (Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The common stock subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity (“ASC 480”).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors (together with the Sponsor, the “Insiders”) have agreed to vote their Founder Shares (Note 6), the shares of Class A common stock included in the Placement Units (the “Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will also provide stockholders with the opportunity to redeem all or a portion of their Public Shares in connection with any stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of Public Shares if it does not complete an initial Business Combination within the Combination Period. Stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account, net of taxes payable). The per share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative (as discussed in Note 7). There will be no redemption rights with respect to the Company’s warrants in connection with such a stockholder vote to approve such an amendment to the Company’s Amended and Restated Certificate of Incorporation. Notwithstanding the foregoing, the Company may not redeem shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Insiders have agreed to vote any Founder Shares and any Public Shares held by them in favor of any such amendment.

The Company will have until the expiration of the Combination Period to consummate its initial Business Combination. If the Company is unable to consummate a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the Trust Account not previously released to the Company to pay its tax obligations and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and; (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

LOCUST WALK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Insiders have agreed to waive their redemption rights with respect to any Founder Shares and Placement Shares, as applicable, (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend its Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period, and (iii) if the Company fails to consummate a Business Combination within the Combination Period. The Insiders have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of a Business Combination and in connection with a stockholder vote to amend its Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period. However, the Insiders will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within the Combination Period. The representative has agreed to waive its rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the IPO. Placing funds in the Trust Account may not protect those funds from third-party claims against the Company. Although the Company will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, it may not be able to satisfy those obligations should they arise.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Business Combination and it does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 20.0% or more of the shares sold in the IPO. However, there is no restriction on the Company’s stockholders’ ability to vote all of their shares for or against a Business Combination.

The Merger

On May 26, 2021, the Company entered into the Merger Agreement by and among the Company, Merger Sub, a Delaware corporation and a wholly-owned subsidiary of the Company, and eFFECTOR. Pursuant to the Merger Agreement, at the closing of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into eFFECTOR (the “Merger”) with eFFECTOR surviving the Merger as a wholly-owned subsidiary of the Company. In addition, in connection with the consummation of the Merger, the Company will be renamed “eFFECTOR Therapeutics, Inc.”

At the effective time of the Merger (the “Effective Time”), by virtue of the consummation of the Merger and without any further action on the part of the Company, Merger Sub or eFFECTOR (after eFFECTOR causes each share of eFFECTOR preferred stock that is issued and outstanding immediately prior to the consummation of the Merger to be automatically converted immediately prior to the consummation of the Merger into a number of shares of eFFECTOR common stock at the then-effective conversation rate as calculated in accordance with eFFECTOR’s organizational documents and after eFFECTOR causes each outstanding warrant to purchase shares of eFFECTOR capital stock to be exercised in full on a cash or cashless basis or terminated without exercise), each share of eFFECTOR common stock issued and outstanding immediately prior to the Effective Time shall be canceled and automatically converted into the right to receive a number of shares of the Company’s common stock as calculated based on the Exchange Ratio (as defined below) and a number of Earn-Out Shares (as defined below) as set forth in the Merger Agreement. “Exchange Ratio” is defined in the Merger Agreement to be 34,000,000 divided by the number of shares of fully diluted eFFECTOR capital stock (which equals the outstanding shares of eFFECTOR common stock and options to purchase shares of eFFECTOR common stock as of immediately prior to the Effective Time, after giving effect to the conversion of the eFFECTOR preferred stock and exercise of the eFFECTOR warrants and as further adjusted pursuant to the Merger Agreement).

LOCUST WALK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

At the Effective Time, each outstanding option to purchase shares of eFFECTOR common stock will be converted into an option to purchase shares of the Company’s common stock equal to the number of shares subject to such option prior to the Effective Time multiplied by the Exchange Ratio, with the per-share exercise price equal to the exercise price prior to the Effective Time divided by the Exchange Ratio.

Following the Closing, former holders of shares of eFFECTOR common stock (including shares received as a result of the conversion of eFFECTOR preferred stock and exercise of the eFFECTOR warrants) and eFFECTOR stock options will be entitled to receive their pro rata share of up to 5,000,000 additional shares of the Company’s common stock (the “Earn-Out Shares”) if, within a two-year period following the Closing (the “Earn-Out Period”), the closing share price of the Company’s common stock equals or exceeds $20.00 over at least 20 trading days within a 30-day trading period (the “Triggering Event”) and, in respect of each former holder of eFFECTOR stock options, such holder continues to provide services to the Company or one of its subsidiaries at the time of such Triggering Event. The Earn-Out Shares will also be earned and issuable in the event of a change in control of the Company during the Earn-Out Period that results in the holders of the Company’s common stock receiving a per-share price equal to or in excess of $20.00.

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) entity organization, good standing and qualification, (b) capital structure, (c) authorization to enter into the Merger Agreement, (d) compliance with laws and permits, (e) financial statements and internal controls, (f) absence of certain changes and undisclosed liabilities, (g) litigation, (h) labor and employee matters, (i) environmental matters, (j) tax matters, (k) real and personal property, (l) intellectual property, (m) insurance, (n) material contracts, (o) brokers and finders, (p) regulatory compliance and (q) transactions with affiliates.

The Merger Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, covenants providing for the Company and eFFECTOR to use reasonable best efforts to cooperate in the preparation of the Registration Statement and Proxy Statement (as each such term is defined in the Merger Agreement) required to be filed in connection with the Merger and to obtain all requisite approvals of their respective stockholders including, in the case of the Company, approvals of the Merger Agreement and the Merger, the restated certificate of incorporation, the share issuance under the rules of Nasdaq and the incentive award plan and employee stock purchase plan of the combined company.

The Closing is subject to certain customary conditions of the respective parties, including, among other things, (i) receipt of the Company’s stockholder approval and eFFECTOR stockholder approval, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the transactions contemplated by the Merger Agreement, (iv) the effectiveness of the Registration Statement (as defined in the Merger Agreement) under the Securities Act of 1933, as amended (the “Securities Act”), (v) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), (vi) the common stock of the combined company to be issued pursuant to the Merger Agreement being listed or having been approved for listing on Nasdaq, (vii) the consummation of the private placement financing concurrent with the Closing, (viii) solely with respect to the Company, (A) the representations and warranties of eFFECTOR being true and correct to applicable standards in the Merger Agreement and each of the covenants of eFFECTOR having been performed or complied with in all material respects, (B) since the date of the Merger Agreement there not having been a material adverse effect on eFFECTOR that is continuing and (C) the approval of the settlement of the eFFECTOR warrants pursuant to the terms of such warrants and such settlement of the eFFECTOR warrants having been consummated and (ix) solely with respect to eFFECTOR, (A) the representations and warranties of the Company being true and correct to applicable standards in the Merger Agreement and each of the covenants of the Company having been performed or complied with in all material respects, (B) since the date of the Merger Agreement there not having been a material adverse effect on the Company that is continuing, (C) the effective resignations of certain directors and executive officers of the Company, and (D) the amount of Closing Parent Cash (as defined in the Merger Agreement) being equal to or exceeding $100,000,000.

LOCUST WALK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

In connection with the execution of the Merger Agreement, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with certain parties subscribing for shares of the Company’s common stock (the “Subscribers”), pursuant to which the Subscribers have agreed to purchase, and the Company has agreed to sell to the Subscribers, an aggregate of 6,000,000 shares of the Company’s common Stock, for a purchase price of $10.00 per share, resulting in an aggregate purchase price of $60,000,000 (the “PIPE Financing”). The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

In connection with the Merger, the Company plans to file with the SEC a Registration Statement on Form S-4, that includes a preliminary proxy statement/prospectus, and, when available, the Company intends to file a definitive proxy statement and final prospectus to call a special meeting of the holders of the Company common stock to vote at the meeting (the “Special Meeting”). The holders of the majority of the voting power of the Company’s common stock present in person or represented by proxy at the Special Meeting must approve the Merger Agreement, the Merger and certain other actions related thereto, as provided in the Delaware General Corporation Law, the Company’s Amended and Restated Certificate of Incorporation and applicable listing rules of Nasdaq.

The Merger Agreement may be terminated by the Company or eFFECTOR under certain circumstances, including (i) by mutual written consent of the Company and eFFECTOR; (ii) by either the Company or eFFECTOR if the Closing has not occurred on or before November 26, 2021; or (iii) by either the Company or eFFECTOR if the Company has not obtained the necessary stockholder approvals.

The Merger Agreement, Subscription Agreements and other support agreements have been filed as exhibits to and described in the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on January 7, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

LOCUST WALK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were invested in Morgan Stanley’s Institution Liquid Treasury Securities Portfolio. The fund invests in U.S. Treasury obligation with maturities not to exceeding 397 days and will maintain a dollar net asset value.

Offering Costs

Offering costs, consisting of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO, amounting to approximately $9,800,000 were charged to stockholders’ equity upon the completion of the IPO. For the three months ended March 31, 2021, approximately $242,000 of costs are included in transaction costs incurred in connection with warrant liabilities in the unaudited condensed statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, 16,133,613 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the condensed balance sheet.

LOCUST WALK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statement of operations. The Company’s public warrants (the “Public Warrants”) for periods where no observable traded price was available are valued using a Monte Carlo simulation. The warrants to purchase the Company’s Class A common stock included within the Placement Units (the “Placement Warrants”) are valued using a closed form Black-Scholes model.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had a deferred tax asset of approximately $77,077, which had a full valuation allowance recorded against it The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

Current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three months ended March 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended March 31, 2021 was 0%, which differs from the expected income tax rate due to the start-up costs.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income per Share of Common Stock

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants sold in the IPO and private placement to purchase 6,015,000 shares of Class A common stock in the calculation of diluted net income per share, since the exercise price of the warrants was above the average market price for the period.

LOCUST WALK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The condensed statement of operations includes a presentation of income per share of common stock subject to possible redemption in a manner similar to the two-class method of net income per share. Net income per share of common stock, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of shares of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

Three Months Ended March 31,
2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A common stock
Interest income	$3,740
Income and franchise tax	(3,740)

Net Income	—
Denominator: Weighted average Redeemable Class A common stock
Redeemable Class A common stock, Basic and Diluted	17,500,000

Basic and diluted income per share, Class A redeemable common stock	$—

Non-redeemable Class A and B common stock
Numerator: Net Income minus redeemable net income
Net income	$48,837
Redeemable net income	—

Non-redeemable net income	48,837
Denominator: Weighted average Non-Redeemable Class A and B common stock
Non-redeemable Class A and B common stock, Basic and Diluted	4,922,417

Basic and diluted net income per share, Class A and Class B non-redeemable common stock	$0.01

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

LOCUST WALK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

The Company previously accounted for its outstanding Public Warrants (Note 4) and Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its IPO as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants (the “Warrant Agreement”) includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Warrant. In addition, the Warrant Agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement.

LOCUST WALK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

In further consideration of the SEC Statement, the Company’s management evaluated the Warrants under ASC Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Placement Warrants are not indexed to the common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

In accordance with ASC Topic 340, Other Assets and Deferred Costs, as a result of the classification of the Warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and Class A common stock included in the Units.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statement as of January 12, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the Warrants and recognize changes in the fair value from the prior period in the operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the previously reported investments held in trust or cash.

	As Previously Reported	Restatement	As Restated
Balance sheet as of January 12, 2021 (audited)
Warrant Liability – Public Warrants	$—	$4,200,000	$4,200,000
Warrant Liability – Placement Warrants	—	130,800	130,800
Total Warrant Liabilities	—	4,330,800	4,330,800
Class A Common Stock Subject to Possible Redemption	165,376,070	(4,330,800)	161,045,270
Class A Common Stock	151	44	195
Additional Paid-in Capital	5,001,101	242,289	5,243,390
Accumulated Deficit	(1,698)	(242,333)	(244,031)
Number of Class A Common Stock Subject to Possible Redemption	16,537,607	(433,080)	16,104,527

NOTE 4. PUBLIC OFFERING

Pursuant to the IPO, the Company sold 17,500,000 Units, which includes a partial exercise by the underwriter of its over-allotment option in the amount of 2,200,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 545,000 Placement Units at a price of $10.00 per Placement Unit, for $5,450,000. Each whole Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The proceeds from the Placement Units were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Units, including all underlying securities, will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Placement Units or its underlying securities.

LOCUST WALK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2020, the Company issued an aggregate of 3,867,500 shares of Class B common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. The Company effected a stock dividend on January 7, 2021 of 1.17259212 shares of Class B common stock for each share of Class B common stock outstanding prior to the dividend and, as a result, the Sponsor held 4,535,000 Founder Shares. As a result of the underwriters’ election to only partially exercise their over-allotment option, the Sponsor forfeited 23,750 shares of Class B common stock resulting in 4,511,250 Founder Shares outstanding.

In connection with the execution of the Merger Agreement, the Sponsor entered into a sponsor support agreement, dated as of May 26, 2021 (the “Sponsor Support Agreement”) with the Company and eFFECTOR, pursuant to which to which the Sponsor agreed to vote all of its shares of the Company’s common stock in favor of the Merger and that it would not sell, assign or otherwise transfer any of its shares of the Company’s common stock, subject to certain exceptions as permitted under the Sponsor Support Agreement.

In connection with the execution of the Merger Agreement, the Sponsor also entered into a sponsor lock-up agreement, which shall become effective as of the Effective Time (the “Sponsor Lock-up Agreement”), with the Company, pursuant to which, subject to certain limited exceptions, the Sponsor has agreed not to transfer any of its shares of the Company’s common stock during the period beginning on the date of the Closing (the “Closing Date”) and ending on the earlier of (x) 270 days after the Closing Date, (y) the date on which the price of the Company’s common stock equals or exceeds $12.00 for any 20 trading days within any 30 trading day period following the 90th day after the Closing Date, and (z) a Change of Control (as defined in the Sponsor Lock-up Agreement). The transfer restrictions set forth in the Sponsor Support Agreement and the Sponsor Lock-up Agreement supersede and replace the transfer restrictions set forth in that certain letter agreement, dated January 7, 2021, between the Company, the Sponsor and the directors and officers of the Company.

Administrative Services Agreement

The Company entered into an agreement, commencing on January 12, 2021 through the earlier of the consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, administrative and shared personnel support services. For the three months ended March 31, 2021, the Company incurred $15,015, of which such amount is included in accounts payable and accrued expenses in the accompanying March 31, 2021 condensed balance sheet.

Promissory Note — Related Party

On October 6, 2020, as amended on December 7, 2020, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to aggregate of $300,000 to be used for the payment of costs related to the IPO (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due on the earlier of (i) March 31, 2021 or (ii) the consummation of the IPO. As of March 31, 2021 and December 31, 2020, there was $0 and $60,375 outstanding under the Promissory Note, respectively. The Company overpaid the outstanding balance under the Promissory Note upon the closing of the IPO on January 12, 2021. The overpayment resulted in an immaterial balance due from the Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder. The units would be identical to the Placement Units. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

LOCUST WALK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 7. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on January 7, 2021, the holders of the Founder Shares, Placement Units (including securities contained therein) and the warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Placement Warrants or the warrants issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

PIPE Financing

In connection with the execution of the Merger Agreement, the Company entered into the Subscription Agreements with certain Subscribers, pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 6,000,000 shares of the Company’s common stock, for a purchase price of $10.00 per share, resulting in an aggregate purchase price of $60,000,000. For more information regarding the PIPE Financing, see the description of the Merger in Note 1 above.

Underwriting Agreement

As a result of the underwriter’s election to partially exercise the over-allotment option to purchase an additional 2,200,000 Units, 95,000 over-allotment option Units have been forfeited.

The underwriter is entitled to a deferred underwriting fee of (i) 3.5% of the gross proceeds of the initial 15,300,000 Units sold in the Initial Public Offering, or $5,355,000, and (ii) 5.5% of the gross proceeds from the Units sold pursuant to the overallotment option, or $1,210,000. The deferred underwriting fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 1,911,387 shares of Class A common stock issued and outstanding, excluding 16,133,613 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share of common stock. At March 31, 2021 and December 31, 2020, there were 4,511,250 and 4,535,000 shares of common stock issued and outstanding, respectively, and 23,750 shares of Class B common stock were forfeited as a result of the underwriter’s election to partially exercise its over-allotment option, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the IPO.

LOCUST WALK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 2% of the sum of the total number of all shares of common stock issued and outstanding upon completion of this offering, including Placement Shares, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination).

NOTE 9. WARRANTS

Warrants — As of March 31, 2021, there were 5,833,333 Public Warrants outstanding. At December 31, 2020, there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its reasonable best efforts to file with the SEC, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed, as specified in the Warrant Agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise the Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the Warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

LOCUST WALK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

•	at a price of $0.01 per Warrant;

•	upon not less than 30 days prior written notice of redemption; and

•

if, and only if, the reported last sale price of the Company’s Class A common stock (or the closing bid price of the common stock in the event shares of common stock are not traded on any specific day) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption to the Warrant holders.

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

As of March 31, 2021, there were 181,667 Placement Warrants outstanding. At December 31, 2020 there were no Placement Warrants outstanding. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

At March 31, 2021, assets held in the Trust Account were comprised of $175,003,740 in money market funds which are invested primarily in U.S. Treasury Securities.

LOCUST WALK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$175,003,740
Liabilities:
Warrant liability – Public Warrants	1	$3,558,333
Warrant liability – Placement Warrants	3	$116,267

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Public Warrants were initially valued using a Monte Carlo Simulation, and the Placement Warrants were valued using a Black-Scholes option pricing model (“Black-Scholes”), both of which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the Placement Warrants is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants. For periods subsequent to the detachment of the Warrants from the Units, the close price of the Public Warrants was used as the fair value as of each relevant date.

The key inputs utilized in the Monte Carlo simulation model for the Public Warrants and Black-Scholes for the Placement Warrants are as follows:

	January 12, 2021
	(Initial Measurement)		March 31, 2021
	Public	Placement	Placement
Input	Warrants	Warrants	Warrants
Stock Price	$10.32	$10.32	$9.75
Exercise Price	$11.50	$11.50	$11.50
Volatility	12.5%	12.5%	12.5%
Term (years)	5.00	5.00	5.00
Dividend Yield	0.00	0.00%	0.00%
Risk Free Rate	0.50%	0.09%	0.92%

The following presents the changes in the fair value of warrant liabilities:

	Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 12, 2021	130,800	4,200,000	4,330,800
Change in valuation inputs or other assumptions	(14,533)	(641,667)	(656,200)

Fair value as of March 31, 2021	$116,267	$3,558,333	$3,674,600

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021 was approximately $3.6 million.

LOCUST WALK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the following paragraphs, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements. On May 26, 2021, the Company entered into the Merger Agreement by and among the Company, Merger Sub, a wholly-owned subsidiary of the Company, and eFFECTOR. Pursuant to the terms and conditions of the Merger Agreement, upon the closing, Merger Sub will merge with and into eFFECTOR with eFFECTOR surviving the Merger as a wholly-owned subsidiary of the Company. The Board of Directors of the Company has unanimously approved the Merger and resolved to recommend approval of the Merger Agreement to the stockholders of the Company. Consummation of the Merger is subject to approval by the Company’s stockholders and the satisfaction or waiver of certain other customary closing conditions. Upon the consummation of the Merger, the Company will be renamed “eFFECTOR Therapeutics, Inc.”

eFFECTOR is a biopharmaceutical company focused on pioneering the development of selective translation regulation inhibitors for the treatment of cancer.

In connection with the Merger, the Company has entered into the Subscription Agreements with certain parties for a fully committed $60 million financing of Company common stock to be issued at $10.00 per share. The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Locust Walk Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Locust Walk Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s future results of operations and financial position, the Merger and the transactions contemplated thereby, including the PIPE Financing and entry into the Subscription Agreements, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “project,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions under the Merger Agreement are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 29, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on October 2, 2020 for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Placement Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

The Merger

On May 26, 2021, we entered into the Merger Agreement, by and among the Company, Merger Sub and eFFECTOR, as further described in Note 1 and Note 12 to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Pursuant to the terms and conditions of the Merger Agreement, upon the closing, Merger Sub will merge with and into eFFECTOR with eFFECTOR surviving the Merger as a wholly-owned subsidiary of the Company. The Board of Directors of the Company has unanimously approved the Merger and resolved to recommend approval of the Merger Agreement to the stockholders of the Company. Consummation of the Merger is subject to approval by the Company’s stockholders and the satisfaction or waiver of certain other customary closing conditions. Upon the consummation of the Merger, the Company will be renamed “eFFECTOR Therapeutics, Inc.”

eFFECTOR is a biopharmaceutical company focused on pioneering the development of selective translation regulation inhibitors for the treatment of cancer.

In connection with the Merger, the Company has entered into the Subscription Agreements with certain parties for a fully committed $60 million financing of Company common stock to be issued at $10.00 per share. The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company, as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $48,837, which consists of income of $656,200 derived from the changes in fair value of the warrant liabilities offset by operations and franchise tax costs of $318,012 and $50,758, respectively and transaction costs allocated to warrant liabilities of $242,333.

Liquidity and Capital Resources

On January 12, 2021, we consummated the IPO of 17,500,000 Units at $10.00 per Unit, generating gross proceeds of $175,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 545,000 Placement Units”) at a price of $10.00 per Placement Unit in a private placement to the Sponsor, that closed simultaneously with the IPO, generating gross proceeds of $5,450,000.

Following the IPO, the partial exercise of the over-allotment option, and the sale of the Private Units, a total of $175,000,000 was placed in the Trust Account. We incurred $10,097,226 in IPO-related costs, consisting of $3,060,000 in cash underwriting fees, $6,565,000 of deferred underwriting fees and $472,226 of other offering costs.

For the three months ended March 31, 2021, cash used in operating activities was $473,177. Net income of $48,837 was affected by non-cash charges (income) related to the change in fair value of the warrant liability of $656,200, interest earned on marketable securities held in trust account of $3,740 and transaction costs associated with the warrant liability of approximately $242,333. Changes in operating assets and liabilities used $104,407 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $175,003,740 (including approximately $3,740 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,467,723. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder. The units would be identical to the Placement Units. As of March 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Off-balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay to pay the Sponsor or an affiliate of the Sponsor, a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on January 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriter is entitled to a deferred underwriting fee of (i) 3.5% of the gross proceeds of the initial 15,300,000 Units sold in the IPO, or $5,355,000, and (ii) 5.5% of the gross proceeds from the Units sold pursuant to the over-allotment option, or $1,210,000. The deferred underwriting fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC480, Distinguishing Liabilities from Equity (ASC 480) and Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Share of Common Stock

We apply the two-class method in calculating net income per share. Net income per share of common stock, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per share of common stock, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Placement Warrants and Public Warrants we issued in January 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued the SEC Statement on April 12, 2021. The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our IPO in January 2021.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our IPO, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors below as well as those described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 29, 2021.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC issued the SEC Statement, wherein it expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the its balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Warrants and, pursuant to the guidance in ASC 815, determined the Warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial Business Combination, the post-Business Combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination, and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

In recent months, the market for directors and officers liability insurance for SPACs has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity, and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 12, 2021, we consummated the IPO of 17,500,000 Units. The Units were sold at an offering price of $10.00 per unit, resulting in gross proceeds of $175,000,000. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (Nos. 333-251496 & 333-251951). The SEC declared the registration statements effective on January 7, 2021.

Simultaneous with the consummation of the IPO, the Company consummated the issuance and sale of 545,000 Placement Units in a private placement transaction at a price of $10.00 per Placement Unit, generating gross proceeds of $5,450,000. The Placement Units were purchased by the Sponsor. Each Private Unit consists of one share of Class A common stock and one-third of one Placement Warrant. Each whole Placement Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Placement Warrants are identical to the Public Warrants, except that the Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the IPO, the partial exercise of the over-allotment option and the Placement Units, an aggregate of $175,000,000 was placed in the Trust Account.

We paid a total of $10,097,226, consisting of $3,060,000 in cash underwriting fees, $6,565,000 of deferred underwriting fees and $472,226 of other offering costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated January 12, 2021, between the Company and Cantor Fitzgerald & Co.(1)

2.1	Agreement and Plan of Merger dated as of May 26, 2021, by and among Locust Walk Acquisition Corp., Locust Walk Merger Sub, Inc. and eFFECTOR Therapeutics, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 8, 2021. (1)

4.1	Warrant Agreement, dated January 12, 2021, between Continental Stock Transfer & Trust Company and the Company. (1)

10.1	Letter Agreement, dated January 12, 2021, by and among the Company and certain security holders, officers and directors of the Company. (1)

10.2	Investment Management Trust Agreement, dated January 12, 2021, between Continental Stock Transfer & Trust Company and the Company. (1)

10.3(a)	Registration Rights Agreement, dated January 12, 2021, between the Company and certain security holders of the Company. (1)

10.3(b)	Form of Amended and Restated Registration Rights Agreement. (2)

10.4	Unit Subscription Agreement, dated January 12, 2021, between the Company and Locust Walk Sponsor, LLC. (1)

10.5	Administrative Services Agreement, dated January 12, 2021, between the Company and Locust Walk Sponsor, LLC.(1)

10.6	Sponsor Support Agreement dated as of May 26, 2021 by and among Locust Walk Sponsor, LLC, eFFECTOR Therapeutics, Inc. and Locust Walk Acquisition Corp. (2)

10.7	Sponsor Lock-up Agreement dated as of May 26, 2021 by and between Locust Walk Sponsor, LLC and Locust Walk Acquisition Corp. (2)

10.8	Form of Subscription Agreement. (2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 12, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 27, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCUST WALK ACQUISITION CORP.

Date: June 3, 2021	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 3, 2021	By:	/s/ Daniel Geffken
	Name:	Daniel Geffken
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)