Form 10-Q
period 2021-06-30
Locust Walk Acquisition Corp.
filed 2021-08-12
CIK 1828522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
June 30, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
1
2
, 2021, there were 18,045,000 shares of Class A common stock, $0.0001 par value and 4,511,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LOCUST WALK ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
LOCUST WALK ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$1,204,291	$12,031
Prepaid expenses	228,429	—

Total current assets	1,432,720	12,031
Investments held in Trust Account	175,008,104	—
Deferred offering costs	—	177,937

TOTAL ASSETS	$176,440,824	$189,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,104,719	$758
Accrued offering costs	—	105,841
Promissory note – related party	—	60,375

Total current liabilities	2,104,719	166,974
Warrant liabilities	6,140,350	—
Deferred underwriting fee payable	6,565,000	—

Total Liabilities	14,810,069	166,974

Commitments and Contingencies
Class A common stock subject to possible redemption, $10.00 per shares redemption value; 15,663,075 and no shares as of June 30, 2021 and December 31, 2020, respectively	156,630,750	—
Stockholders’ Equity
Preferred stock, $ 0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,381,925 and no shares issued and outstanding (excluding 15,663,075 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	238	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,511,250 and 4,535,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (1)	452	454
Additional paid-in capital	9,657,867	24,546
Accumulated deficit	(4,658,552)	(2,006)

Total Stockholders’ Equity	5,000,005	22,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,440,824	$189,968

(1)
As of December 31, 2020, shares included up to 573,750 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Due to the underwriter’s partial exercise of the over-allotment option on January 11, 2021, the Sponsor (as defined below) forfeited 23,750 shares of Class B common stock, resulting in 4,511,250 Founder Shares (as defined below) outstanding as of June 30, 2021.

The accompanying notes are an integral part of the condensed financial statements.

LOCUST WALK ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operations and formation costs

Operational costs	$2,193,239	$2,562,009
Franchise tax	50,758	50,758

Loss from operations	(2,243,997)	(2,612,767)

Other income (expense):
Interest earned on investments held in Trust Account	4,364	8,104
Transaction costs incurred in connection with warrant liabilities	—	(242,333)
Change in fair value of warrant liability	(2,465,750)	(1,809,550)

Total other expense, net	(2,461,386)	(2,043,779)

Net loss	$(4,705,383)	$(4,656,546)

Weighted average shares outstanding of Class A redeemable common stock	17,500,000	17,500,000

Basic and diluted income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock (1)	5,056,250	4,989,703

Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.93)	$(0.93)

(1)
As of December 31, 2020, shares included up to 573,750 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Due to the underwriter’s partial exercise of the over-allotment option on January 11, 2021, the Sponsor forfeited 23,750 shares of Class B common stock, resulting in 4,511,250 Founder Shares outstanding as of June 30, 2021. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. If forfeited, they have been excluded from the calculation of weighted average shares outstanding.

The accompanying notes are an integral part of the condensed financial statements.

LOCUST WALK ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock (1)		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	4,535,000	$454	$24,546	$(2,006)	$22,994
Sale of 17,500,000 Units, net of underwriting discounts, initial value of Public Warrants and other offering costs	17,500,000	1,750	—	—	160,943,357	—	160,945,107
Sale of 545,000 Placement Units	545,000	55	—	—	5,319,145	—	5,319,200
Forfeiture of Founder Shares	—	—	(23,750)	(2)	2	—	—
Class A common stock subject to possible redemption	(16,133,613)	(1,614)	—	—	(161,334,516)	—	(161,336,130)
Net income	—	—	—	—	—	48,837	48,837

Balance – March 31, 2021	1,911,387	191	4,511,250	452	4,952,534	46,831	5,000,008
Class A common stock subject to possible redemption	470,538	47	—	—	4,705,333	—	4,705,380
Net loss	—	—	—	—	—	(4,705,383)	(4,705,383)

Balance – June 30, 2021	2,381,925	$238	4,511,250	$452	$9,657,867	$(4,658,552)	$5,000,005

(1)
As of December 31, 2020, shares included up to 573,750 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Due to the underwriter’s partial exercise of the over-allotment option on January 11, 2021, the Sponsor forfeited 23,750 shares of Class B common stock, resulting in 4,511,250 Founder Shares outstanding as of June 30, 2021.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LOCUST WALK ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(4,656,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	1,809,550
Transaction costs allocated to warrant liabilities	242,333
Interest earned on investments held in Trust Account	(8,104)
Changes in operating assets and liabilities:
Prepaid expenses	(228,429)
Accounts payable and accrued expenses	2,103,961

Net cash used in operating activities	(737,235)

Cash Flows from Investing Activities:
Investment into trust account	(175,000,000)

Net cash used in investing activities	(175,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	171,940,000
Proceeds from sale of Placement Units	5,450,000
Repayment of promissory note – related party	(60,375)
Payment of offering costs	(400,130)

Net cash provided by financing activities	176,929,495

Net Change in Cash	1,192,260
Cash – Beginning of period	12,031

Cash – End of period	$1,204,291

Non-cash investing and financing activities:
Deferred underwriting fee payable	$6,565,000

Initial classification of Class A common stock subject to possible redemption	$161,045,270

Forfeiture of Founder Shares	$(2)

Change in value of Class A common stock subject to possible redemption	$(4,414,520)

The accompanying notes are an integral part of the condensed financial statements.

LOCUST WALK ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not yet commenced operations. All activity through June 30, 2021 relates to the Company’s formation, its initial public offering (the “IPO”), which is described below and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds of the IPO.
On May 26, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Locust Walk Merger Sub, Inc., a Delaware corporation and a wholly owned Subsidiary of the Company (“Merger Sub”), and eFFECTOR Therapeutics, Inc., a Delaware corporation (“eFFECTOR”). For more information, see the “Merger” described below.
The registration statement for the Company’s IPO was declared effective on January 12, 2021. On January 12, 2021, the Company consummated the IPO of 17,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 2,200,000 Units, at $10.00 per Unit, generating gross proceeds of $175,000,000 (Note 3).
Simultaneously with the closing of the IPO, the Company consummated the sale of 545,000 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Locust Walk Sponsor, LLC (the “Sponsor”), that closed simultaneously with the IPO, generating gross proceeds of $5,450,000 (Note

).
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”)
2014-15,
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company will need to raise additional funds to alleviate liquidity needs if it is unable to complete a Business Combination, which is further described in Note 6. While management believes that a Business Combination will be completed or, in the absence of a successful Business Combination, that it will be able to raise whatever funds are required, there can be no assurance that Company will be able to raise the funds required to meet its liquidity needs or that such funds will be available on terms favorable to the Company. The potential liquidity demands of the Company raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities as a result the Company’s liquidity position.
The Company’s management has broad discretion with respect to the specific application of the net proceeds from the IPO, although substantially all of the net proceeds are intended to be applied toward consummating the Business Combination with eFFECTOR pursuant to the Merger Agreement (the “eFFECTOR Business Combination”). Rules of the Nasdaq Capital Market (“Nasdaq”) provide that the Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. The Board of Directors of the Company determined that the business of eFFECTOR has a fair market value of at least 80% of the assets held in the Trust Account, and pursuant to the terms of the Merger Agreement, the post-transaction company is expected to own all of the outstanding voting securities of eFFECTOR. However, there is no assurance that the Company will be able to successfully consummate the eFFECTOR Business Combination.

LOCUST WALK ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Company will provide stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination at a stockholder meeting (the “Special Meeting”) called to approve the eFFECTOR Business CombinationThe stockholders will be entitled to redeem their Public Shares for a pro rata
portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per Public Share, plus any pro rata
interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative (Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The common stock subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity (“ASC 480”).
The Company will proceed with the eFFECTOR Business Combination only if the Company would have net tangible assets of at least $5,000,001 upon the consummation of the eFFECTOR Business Combination (so that it does not then become subject to the Securities and Exchange Comission’s (the “SEC’s”) “penny stock” rules), and pursuant to the terms of the Merger Agreement, the closing of the transactions contemplated by the eFFECTOR Business Combination (the “Closing”) is subject to several conditions, including a majority of the votes cast at the Special Meeting having voted in favor of the eFFECTOR Business Combination. The Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules. The Sponsor and the Company’s officers and directors (together with the Sponsor, the “Insiders”) have agreed to vote their Founder Shares (Note 5), the shares of Class A common stock included in the Placement Units (the “Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.
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
JUNE 30, 2021
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
The Merger
On May 26, 2021, the Company entered into the Merger Agreement by and among the Company, Merger Sub, a Delaware corporation and a wholly-owned subsidiary of the Company, and eFFECTOR. Pursuant to the Merger Agreement, at the Closing, Merger Sub will merge with and into eFFECTOR (the “Merger”) with eFFECTOR surviving the Merger as a wholly-owned subsidiary of the Company. In addition, in connection with the consummation of the Merger, the Company will be renamed “eFFECTOR Therapeutics, Inc.”
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
JUNE 30, 2021
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

LOCUST WALK ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

In connection with the execution of the Merger Agreement, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with certain parties subscribing for shares of the Company’s common stock (the “Subscribers”), pursuant to which the Subscribers have agreed to purchase, and the Company has agreed to sell to the Subscribers, an aggregate of 6,070,000 shares of the Company’s common Stock, for a purchase price of $10.00 per share, resulting in an aggregate purchase price of $60,700,000 (the “PIPE Financing”). The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.
In connection with the Merger, the Company has filed with the SEC a Registration Statement on Form
S-4
(File
No. 333-257091)
on June 14, 2021, as amended on July 10, 2021 and August 5, 2021, that includes a preliminary proxy statement/prospectus, and, when available, the Company intends to file a definitive proxy statement and final prospectus to call a special meeting of the holders of the Company common stock to vote at the Special Meeting. The holders of the majority of the voting power of the Company’s common stock present in person or represented by proxy at the Special Meeting must approve the Merger Agreement, the Merger and certain other actions related thereto, as provided in the Delaware General Corporation Law, the Company’s Amended and Restated Certificate of Incorporation and applicable listing rules of Nasdaq.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on January 7, 2021 and the form
10-Q
for the quarter ended March 31,2021 filed on June 3,2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
JUNE 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Investments Held in Trust Account
At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were invested in Morgan Stanley’s Institution Liquid Treasury Securities Portfolio. The fund invests in U.S. Treasury obligation with maturities not to exceeding 397 days and will maintain a dollar net asset value.
Offering Costs
Offering costs, consisting of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO, amounting to approximately $9,800,000 were charged to stockholders’ equity upon the completion of the IPO. For the three and six months ended June 30, 2021, approximately $242,000 of costs are included in transaction costs incurred in connection with warrant liabilities in the unaudited condensed statements of operations.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 15,663,075 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the condensed balance sheets.

LOCUST WALK ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the condensed statements of operations. The Company’s public warrants (the “Public Warrants”) for periods where no observable traded price was available are valued using a Monte Carlo simulation. The warrants to purchase the Company’s Class A common stock included within the Placement Units (the “Placement Warrants,” and together with the Public Warrants, the “Warrants”) are valued using a closed form Black-Scholes model.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had a deferred tax asset of approximately $199,574, which had a full valuation allowance recorded against it
.
The Company’s deferred tax assets were deemed to be
de minimis
as of December 31, 2020.
Current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and six months ended June 30, 2021 was 0%, which differs from the expected income tax rate due to the start-up
costs.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net income (loss) per Share of Common Stock
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants sold in the IPO and private placement to purchase 6,015,000 shares of Class A common stock in the calculation of diluted net income per share, since the exercise price of the warrants was above the average market price for the period.

LOCUST WALK ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The condensed statements of operations includes a presentation of income per share of common stock subject to possible redemption in a manner similar to the two-class
method of net income per share. Net income per share of common stock, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of shares of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable
common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of shares of Class B non-redeemable
common stock outstanding for the period. Class B
non-redeemable
common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A common stock
Numerator: Earnings allocable to Redeemable Class A common stock
Interest income	$4,364	$8,104
Income and franchise tax	(4,364)	$(8,104)

Net Income (loss)	$—	$—

Denominator: Weighted average redeemable Class A common stock
Redeemable Class A common stock, Basic and Diluted	17,500,000	17,500,000

Basic and diluted income per share, Class A redeemable common stock	$0.00	$0.00

Non-redeemable Class A and B common stock
Numerator: Net income (loss) minus redeemable net income
Net loss	$(4,705,383)	$(4,656,546)
Less redeemable net income (loss)	—	—

Non-redeemable net income (loss)	$(4,705,383)	$(4,656,546)

Denominator: Weighted average Non-redeemable Class A and B common stock
Non-redeemable Class A and B common stock, basic and diluted	5,056,250	4,989,703

Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.93)	$(0.93)

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
JUNE 30, 2021
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
In August 2020, the FASB issued ASU
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
NOTE 3. PUBLIC OFFERING
Pursuant to the IPO, the Company sold 17,500,000 Units, which includes a partial exercise by the underwriter of its over-allotment option in the amount of 2,200,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third
of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 8).
NOTE 4. PRIVATE PLACEMENT
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
JUNE 30, 2021
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS
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
Administrative Services Agreement
The Company entered into an agreement, commencing on January 12, 2021 through the earlier of the consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, administrative and shared personnel support services. For the three and six months ended June 30, 2021, the Company incurred expenses under this administrative services agreement of $30,000 and $60,015, respectively, of which such amounts are included in accounts payable and accrued expenses in the accompanying June 30, 2021 condensed balance sheets.
Promissory Note — Related Party
On October 6, 2020, as amended on December 7, 2020, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to aggregate of $300,000 to be used for the payment of costs related to the IPO (the “Promissory Note”). The Promissory Note was
non-interest bearing,
unsecured and due on the earlier of (i) March 31, 2021 or (ii) the consummation of the IPO. As of June 30, 2021 and December 31, 2020, there was $0 and $60,375 outstanding under the Promissory Note, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder. The units would be identical to the Placement Units. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

LOCUST WALK ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 6. COMMITMENTS

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
PIPE Financing
In connection with the execution of the Merger Agreement, the Company entered into the Subscription Agreements with certain Subscribers, pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 6,070,000 shares of the Company’s common stock, for a purchase price of $10.00 per share, resulting in an aggregate purchase price of $60,700,000. For more information regarding the PIPE Financing, see the description of the Merger in Note 1 above.
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 2,381,925 shares of Class A common stock issued and outstanding, excluding 15,663,075 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share of common stock. At June 30, 2021 and December 31, 2020, there were 4,511,250 and 4,535,000 shares of common stock issued and outstanding, respectively, and 23,750 shares of Class B common stock were forfeited as a result of the underwriter’s election to partially exercise its over-allotment option, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the IPO.

LOCUST WALK ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
NOTE 8. WARRANTS
Warrants
— As of June 30, 2021, there were 5,833,333 Public Warrants outstanding. At December 31, 2020, there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its reasonable best efforts to file with the SEC, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed, as specified in the warrant agreement governing the Warrants (the “Warrant Agreement”). If a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise the Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Once the Warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

LOCUST WALK ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, there were 181,667 Placement Warrants outstanding. At December 31, 2020 there were no Placement Warrants outstanding. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be non-redeemable
so long as they are held by the Sponsor or its permitted transferees. If the Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
At June 30, 2021, assets held in the Trust Account were comprised of $175,008,104 in money market funds which are invested primarily in U.S. Treasury Securities.

LOCUST WALK ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 30, 2021
Assets:
Investments held in Trust Account	1	$175,008,104
Liabilities:
Warrant liability – Public Warrants	1	$5,833,333
Warrant liability – Private Placement Warrants	3	$307,017
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Public Warrants were initially valued using a Monte Carlo Simulation, and the
Private
Placement Warrants were valued using a Black-Scholes option pricing model (“Black-Scholes”), both of which are considered to be Level 3 fair value measurements. The primary unobservable input utilized in determining the fair value of the
Private
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
The key inputs utilized in the Monte Carlo simulation model for the Public Warrants and Black-Scholes for the
Private
Placement Warrants are as follows:

June 30, 2021
Private Placement
Input	Warrants
Stock price	$9.89
Exercise price	$11.50
Volatility	24.0%
Term (years)	5.00
Dividend yield	0.00%
Risk-free rate	0.87%
The following presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 12, 2021	130,800	4,200,000	4,330,800
Change in valuation inputs or other assumptions	176,217	1,633,333	1,809,550

Fair value as of June 30, 2021	$307,017	$5,833,333	$6,140,350

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was approximately $6.1 million.

LOCUST WALK ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Special Note Regarding Forward-looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s future results of operations and financial position, the Merger and the transactions contemplated thereby, including the PIPE Financing and entry into the Subscription Agreements, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “project,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions under the Merger Agreement are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020 filed with the SEC on March 29, 2021, as supplemented by our subsequent Quarterly Reports on Form
10-Q
filed with the SEC, and the Registration Statement on Form
S-4,
filed with the SEC on June 14, 2021, as amended on July 10, 2021 and August 5, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company formed under the laws of the State of Delaware on October 2, 2020 for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the Placement Units, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
The Merger
On May 26, 2021, we entered into the Merger Agreement, by and among the Company, Merger Sub and eFFECTOR, as further described in Note 1 to the unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form
10-Q.
Pursuant to the terms and conditions of the Merger Agreement, upon the closing, Merger Sub will merge with and into eFFECTOR with eFFECTOR surviving the Merger as a wholly-owned subsidiary of the Company. The Board of Directors has unanimously approved the Merger and resolved to recommend approval of the Merger Agreement to the stockholders. Consummation of the Merger is subject to approval by the Company’s stockholders and the satisfaction or waiver of certain other customary closing conditions. Upon the consummation of the Merger, the Company will be renamed “eFFECTOR Therapeutics, Inc.”
eFFECTOR is a biopharmaceutical company focused on pioneering the development of selective translation regulation inhibitors for the treatment of cancer.
In connection with the Merger, the Company has entered into the Subscription Agreements with certain parties for a fully committed $60.7 million financing of Company common stock to be issued at $10.00 per share. The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company, as well as for due diligence expenses.
For the three months ended June 30, 2021, we had net loss of $4,705,383, which consist of operating cost of $2,243,997 and changes in fair value of warrant liabilities of $2,465,750 offset by interest earned on marketable securities held in Trust Account of $4,364.
For the six months ended June 30, 2021, we had net loss of $4,656,546, which consist of operating cost of $2,612,767, transaction cost related to warrant liabilities of $242,333 and changes in fair value of warrant liabilities of $1,809,550 offset by interest earned on marketable securities held in Trust Account of $8,104.
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
For the six months ended June 30, 2021, cash used in operating activities was $737,235. Net loss of $4,656,546 was affected by non-cash
charges (income) related to the change in fair value of the warrant liability of $1,809,550, interest earned on marketable securities held in trust account of $8,104 and transaction costs associated with the warrant liability of approximately $242,333. Changes in operating assets and liabilities used $1,875,532 of cash for operating activities.
As of June 30, 2021, we had marketable securities held in the Trust Account of $175,008,104 (including approximately $8,104 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
As of June 30, 2021, we had cash of $1,204,291. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder. The units would be identical to the Placement Units. As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.
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

Off-balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Placement Warrants and Public Warrants we issued in January 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when, on April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement addressed certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our IPO in January 2021.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our IPO, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors below as well as those described in our Annual Report on Form
10-K
for the year ended December 31, 2020 filed with the SEC on March 29, 2021. We are supplementing the risk factors previously disclosed in Item 1A (Risk Factors) of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, as well as our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2021, to add the following new risk factors:
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021, the SEC issued the SEC Statement, wherein it expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the its balance sheets as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Warrants and, pursuant to the guidance in ASC 815, determined the Warrants should be classified as derivative liabilities measured at fair value on our balance sheets, with any changes in fair value to be reported each period in earnings on our statements of operations.
As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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

Item 5. Other Information
None
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of May 26, 2021, by and among Locust Walk Acquisition Corp., Locust Walk Merger Sub, Inc. and eFFECTOR Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39866) filed on May 27, 2021).

10.1	Sponsor Support Agreement dated as of May 26, 2021 by and among Locust Walk Sponsor, LLC, eFFECTOR Therapeutics, Inc. and Locust Walk Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39866) filed on May 27, 2021).

10.2	Sponsor Lock-up Agreement dated as of May 26, 2021 by and between Locust Walk Sponsor, LLC and Locust Walk Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39866) filed on May 27, 2021).

10.3	Form of Subscription Agreement between Locust Walk Acquisition Corp. and certain investors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39866) filed on May 27, 2021).

10.4	Form of Amended and Restated Registration Rights Agreement by and among Locust Walk Acquisition Corp. (to be renamed eFFECTOR Therapeutics, Inc.), Locust Walk Sponsor, LLC, and certain equityholders (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-39866) filed on May 27, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCUST WALK ACQUISITION CORP.

Date: August 12, 2021	By:	/s/ Chris Ehrlich
	Name:	Chris Ehrlich
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Daniel Geffken
	Name:	Daniel Geffken
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)