Form 10-Q
period 2021-09-30
eFFECTOR Therapeutics, Inc.
filed 2021-11-08
CIK 1828522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39866

eFFECTOR Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3306396
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11120 Roselle Street, Suite A San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 925-8215

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	EFTR	Nasdaq Capital Market
Warrants to purchase common stock	EFTRW	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2021, the registrant had 40,371,726 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share par value data)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$54,768	$15,216
Prepaid expenses and other current assets	4,173	1,362
Total current assets	58,941	16,578
Property and equipment, net	21	34
Operating lease right-of-use assets	24	92
Other assets	950	—
Total assets	$59,936	$16,704
Liabilities, convertible preferred stock, and stockholders' deficit
Current liabilities:
Accounts payable	$321	$347
Accrued expenses	2,748	1,984
Warrant liability	—	433
Term loans, net	—	5,907
Earn-out liability	43,250	—
Lease liabilities, current portion	28	108
Total current liabilities	46,347	8,779
Non-current term loans, net	18,663	6,946
Accrued final payment on term loans	1,100	—
Non-current warrant liability	1,495	—
Total liabilities	67,605	15,725
Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value; zero and 14,056,840 shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero and 11,563,819 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; zero and $46.9 million liquidation preference at September 30, 2021 and December 31, 2020, respectively	—	46,567
Series B convertible preferred stock, $0.0001 par value; zero and 11,071,448 shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero and 10,154,819 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; zero and $51.4 million liquidation preference at September 30, 2021 and December 31, 2020, respectively	—	51,084
Series C convertible preferred stock, $0.0001 par value; zero and 7,346,140 shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero and 6,734,590 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; zero and $35.8 million liquidation preference at September 30, 2021 and December 31, 2020, respectively	—	35,573
Stockholders' deficit:
Preferred stock, $0.0001 par value; 100,000,000 and zero shares authorized at September 30, 2021 and December 31, 2020 respectively; zero shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2021 and December 31, 2020; 40,669,373 shares issued and 40,369,373 shares issued and outstanding as of September 30, 2021; 1,445,065 shares issued and outstanding as of December 31, 2020	4	—
Additional paid-in capital	132,277	4,454
Accumulated deficit	(139,950)	(136,699)
Total stockholders' deficit	(7,669)	(132,245)
Total liabilities, convertible preferred stock, and stockholders' deficit	$59,936	$16,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$—	$574	$—	$41,958
Grant revenue	427	—	1,119	—
Total revenue	427	574	1,119	41,958
Operating expenses:
Research and development	5,022	6,780	13,562	17,231
General and administrative	4,119	1,063	7,052	3,289
Total operating expenses	9,141	7,843	20,614	20,520
Operating (loss) income	(8,714)	(7,269)	(19,495)	21,438
Other income (expense)
Interest income	1	3	2	65
Interest expense	(488)	(342)	(1,274)	(1,019)
Other income (expense), net	290	4	218	(68)
Change in fair value of earn-out liability	17,790	—	17,790	—
Loss on debt extinguishment	—	—	(492)	—
Total other income (expense)	17,593	(335)	16,244	(1,022)
Income (loss) before income taxes	8,879	(7,604)	(3,251)	20,416
Income tax expense	—	5	—	351
Net income (loss) and comprehensive income (loss)	8,879	(7,609)	(3,251)	20,065
Income allocable to participating securities	—	—	—	(19,502)
Net income (loss) attributable to common shareholders	$8,879	$(7,609)	$(3,251)	$563
Net income (loss) per share attributable to common shareholders:
Basic	$0.53	$(5.29)	$(0.49)	$0.40
Diluted	$0.42	$(5.29)	$(0.49)	$0.39
Weighted-average common shares outstanding:
Basic	16,701,967	1,438,584	6,588,282	1,398,954
Diluted	20,067,715	1,438,584	6,588,282	2,505,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (1)

(in thousands, except share data)

(Unaudited)

	Series A		Series B		Series C				Additional		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019 (as previously reported)	119,744,594	$46,567	105,154,241	$51,084	69,737,402	$35,573	13,810,811	$1	$3,846	$(150,910)	$(147,063)
Retroactive application of the recapitalization due to the Business Combination (refer to Note 3)	(108,180,775)	—	(94,999,422)	—	(63,002,812)	—	(12,477,100)	(1)	1	—	—
Balance at December 31, 2019, effect of Business Combination (refer to Note 3)	11,563,819	46,567	10,154,819	51,084	6,734,590	35,573	1,333,711	—	3,847	(150,910)	(147,063)
Stock option exercises	—	—	—	—	—	—	18,915	—	16	—	16
Stock-based compensation expense	—	—	—	—	—	—	—	—	89	—	89
Net income	—	—	—	—	—	—	—	—	—	19,081	19,081
Balance at March 31, 2020	11,563,819	$46,567	10,154,819	$51,084	6,734,590	$35,573	1,352,626	$—	$3,952	$(131,829)	$(127,877)
Stock option exercises	—	—	—	—	—	—	75,540	—	72	—	72
Stock-based compensation expense	—	—	—	—	—	—	—	—	99	—	99
Net income	—	—	—	—	—	—	—	—	—	8,593	8,593
Balance at June 30, 2020	11,563,819	$46,567	10,154,819	$51,084	6,734,590	$35,573	1,428,166	$—	$4,123	$(123,236)	$(119,113)
Stock option exercises	—	—	—	—	—	—	16,899	—	20	—	20
Stock-based compensation expense	—	—	—	—	—	—	—	—	156	—	156
Net loss	—	—	—	—	—	—	—	—	—	(7,609)	(7,609)
Balance at September 30, 2020	11,563,819	$46,567	10,154,819	$51,084	6,734,590	$35,573	1,445,065	$—	$4,299	$(130,845)	$(126,546)
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	155	—	155
Net loss	—	—	—	—	—	—	—	—	—	(5,854)	(5,854)
Balance at December 31, 2020	11,563,819	$46,567	10,154,819	$51,084	6,734,590	$35,573	1,445,065	$—	$4,454	$(136,699)	$(132,245)

(1) Historical shares and capital amounts have been retroactively restated for reverse recapitalization as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (1)

(in thousands, except share data)

(Unaudited)

	Series A		Series B		Series C				Additional		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Stock-based compensation expense	—	—	—	—	—	—	—	—	188	—	188
Net loss	—	—	—	—	—	—	—	—	—	(6,582)	(6,582)
Balance at March 31, 2021	11,563,819	$46,567	10,154,819	$51,084	6,734,590	$35,573	1,445,065	$—	$4,642	$(143,281)	$(138,639)
Stock option exercises	—	—	—	—	—	—	15,451	—	15	—	15
Stock-based compensation expense	—	—	—	—	—	—	—	—	161	—	161
Net loss	—	—	—	—	—	—	—	—	—	(5,548)	(5,548)
Balance at June 30, 2021	11,563,819	$46,567	10,154,819	$51,084	6,734,590	$35,573	1,460,516	$—	$4,818	$(148,829)	$(144,011)
Recapitalization transaction, net of transaction costs (refer to Note 3)	—	—	—	—	—	—	10,347,611	1	51,973	—	51,974
Conversion of preferred stock into common stock upon completion of the Business Combination (refer to Note 3)	(11,563,819)	(46,567)	(10,154,819)	(51,084)	(6,734,590)	(35,573)	28,453,228	3	133,221	—	133,224
Contingently issuable Earn-Out Shares (refer to Note 10)	—	—	—	—	—	—	—	—	(61,040)	—	(61,040)
Stock option exercises	—	—	—	—	—	—	57,489	—	63	—	63
Cashless exercise of warrants	—	—	—	—	—	—	50,529	—	857	—	857
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,385	—	2,385
Net income	—	—	—	—	—	—	—	—	—	8,879	8,879
Balance at September 30, 2021	—	$—	—	$—	—	$—	40,369,373	$4	$132,277	$(139,950)	$(7,669)

(1) Historical shares and capital amounts have been retroactively restated for reverse recapitalization as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net (loss) income	$(3,251)	$20,065
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization expense	19	127
Stock-based compensation	2,734	344
Loss on debt extinguishment	492	—
(Gain) loss on change in fair value of warrant liability	(213)	68
Gain on change in fair value of earn-out liability	(17,790)	—
Non-cash interest expense	221	93
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,249)	447
Other non-current assets	(950)	—
Accounts payable	(26)	560
Accrued expenses	1,145	(434)
Operating lease right-of-use assets and liabilities, net	(12)	(10)
Contract liabilities	—	42
Net cash (used in) provided by operating activities	(19,880)	21,302
Investing activities:
Proceeds from sale of fixed assets	607	—
Purchases of fixed assets	(6)	—
Net cash provided by investing activities	601	—
Financing activities:
Proceeds from issuance of common stock options	78	108
Issuance of term loans, net of issuance costs	19,835	—
Repayment of term loans	(13,940)	(500)
Proceeds from Business Combination, net of offering costs paid (see Note 3)	52,858
Net cash provided by (used in) financing activities	58,831	(392)
Net increase in cash and cash equivalents	39,552	20,910
Cash and cash equivalents at beginning of period	15,216	3,427
Cash and cash equivalents at end of period	$54,768	$24,337
Supplemental disclosure of cash flow information
Interest paid	$951	$745
Operating lease liabilities arising from obtaining right-of-use assets	—	269
Conversion of preferred stock into common stock	133,224	—
Cashless warrant exercise	857	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Notes to Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Description of Business

Locust Walk Acquisition Corp. ("LWAC”) was initially formed on October 2, 2020 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more operating businesses.

On May 26, 2021, LWAC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Locust Walk Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of LWAC (“Merger Sub”), and eFFECTOR Therapeutics, Inc., a Delaware corporation (“ Old eFFECTOR”).

Pursuant to the terms of the Merger Agreement, a business combination between LWAC and Old eFFECTOR was effected through the merger of the Merger Sub with and into Old eFFECTOR, with Old eFFECTOR surviving as the surviving company and a wholly-owned subsidiary of LWAC with the name of eFFECTOR Therapeutics Operations, Inc. On August 25, 2021, and in connection with the closing of the business combination (the "Business Combination"), LWAC was renamed eFFECTOR Therapeutics, Inc. ("eFFECTOR" or the "Company"). All outstanding preferred shares of Old eFFECTOR converted into common shares of Old eFFECTOR on a 1:1 basis, which were then converted, along with all outstanding common shares of Old eFFECTOR, into common shares of the surviving eFFECTOR company through application of an exchange ratio of approximately 0.09657 (the "Exchange Ratio").

The Company is a clinical-stage biopharmaceutical company focused on pioneering the discovery and development of a new class of oncology drugs the Company refers to as selective translation regulator inhibitors. The Company’s principal operations are in the United States, with its headquarters in San Diego, California. The Company has devoted substantially all of its resources to raising capital, identifying potential product candidates, establishing its intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. The Company has not generated revenues from its principal operations through September 30, 2021.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. These unaudited financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all the disclosures required by US GAAP for complete financial statements. Because all of the disclosures required by US GAAP for complete financial statements are not included herein, these unaudited financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 included elsewhere in Form 424(b)(3) filed with the Securities and Exchange Commission (“SEC”) on October 5, 2021.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, LWAC was treated as the “acquired” Company and eFFECTOR is treated as the acquirer for financial reporting purposes.

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Old eFFECTOR issuing stock for the net assets of LWAC, accompanied by a recapitalization. The net assets of LWAC are stated at historical cost, with no goodwill or other intangible assets recorded.

Old eFFECTOR was determined to be the accounting acquirer based on the following predominant factors:

• Old eFFECTOR’s shareholders have a majority of the voting power of the combined company;

• the Board and Management are primarily composed of individuals associated with Old eFFECTOR; and

• Old eFFECTOR comprises all of the ongoing operations of the combined company.

The consolidated assets, liabilities and results of operations prior to the Business Combination are those of Old eFFECTOR. The shares and corresponding capital amounts and income or losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the Exchange Ratio established in the Business Combination.

Liquidity

The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management is required to perform a two-step analysis over its ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (step 2).

The Company has experienced net losses and negative cash flows from operating activities since its inception, aside from the year ended December 31, 2020, as a result of non-recurring revenue in connection with the Research Collaboration and License Agreement with Pfizer which rendered net income in 2020. The Company has an accumulated deficit of $140.0 million at September 30, 2021. For the nine months ended September 30, 2021, the Company used $19.9 million in cash for operations. At September 30, 2021, the Company had cash and cash equivalents of $54.8 million. Management anticipates that its expenses will increase significantly in connection with its ongoing activities to support its research and development efforts, and it expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future.

The Company believes that its $54.8 million of cash and cash equivalents held as of September 30, 2021 are sufficient to fund planned operations for at least twelve months from the date that these financial statements are issued, though the Company may pursue additional cash resources through public or private equity or debt financings.

Management’s expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. Its operating plan may change as a result of many factors currently unknown to management and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, and it may need to seek additional funds sooner than anticipated. If adequate funds are not available to the Company on a timely basis, management may be required to delay, limit, reduce or terminate certain of its research, product development or future commercialization efforts, obtain funds through arrangements with collaborators on terms unfavorable to the Company, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of its stockholders.

2. Summary of Significant Accounting Policies

Grant Revenue

The Company’s grant revenues are derived from a grant with the Defense Advanced Research Projects Agency (“DARPA”) through the University of California, San Francisco (“UCSF”). The Company recognizes DARPA Grant revenue as reimbursable grant costs are incurred up to pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expense in the accompanying statements of operations. Billings in excess of receipts are included as a receivable recorded within prepaid expenses and other current assets on the balance sheets.

Research and Development Costs

Research and development expenses primarily consist of costs associated with the preclinical and clinical development of the Company’s product candidates. Research and development costs are expensed as incurred.

Clinical Trial Accruals and Preclinical Studies

The Company is required to estimate expenses resulting from our obligations under contracts with vendors and consultants, CROs and clinical sites in connection with conducting clinical trials and preclinical studies. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects clinical trial and preclinical study expenses in the financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial or preclinical study as measured by the timing of various aspects of the clinical trial, preclinical study, or related activities. The Company determines accrual estimates through review of the underlying contracts along with preparation of financial models taking into account correspondence with clinical and other key personnel and third-party service providers as to the progress of the clinical trials, preclinical studies, or other services being conducted. During the course of a clinical trial or preclinical study, the Company adjusts the rate of expense recognition if actual results differ from estimates.

Public and Private Placement Warrants

Upon completion of the Business Combination, the Company assumed public and private placement warrants that were issued by LWAC in connection with their IPO in January 2021 whereby holders of the public and private placement warrants are entitled to acquire common stock of the Company. The Company has concluded that the public warrants are equity-classified. Since the settlement value of the private placement warrants is dependent, in part, on who holds the warrants at the time of settlement, they are not considered indexed to the Company's stock and are therefore recorded as liabilities. Warrants classified as liabilities are recorded at their estimated fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in other income (expense), net in the accompanying statements of operations and comprehensive income (loss). The Company estimates the fair value of these warrants using the Black-Scholes option pricing model.

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight- line basis. The Company estimates the fair value of stock option grants using the Black-Scholes option-pricing model. The Company accounts for stock options granted to non-employees using the fair value approach.

The Black-Scholes option-pricing model requires the use of subjective assumptions, including the risk- free interest rate, the expected stock price volatility, the expected term of stock options, and the expected dividend yield. The fair value of the underlying common stock used within the Black-Scholes option-pricing model is based on the closing price of common stock on the date of grant.

Earn-out Shares

In accordance with the Merger Agreement, 5,000,000 shares are contingently issuable to Old eFFECTOR stockholders and option holders upon the occurrence of the Triggering Event, defined within the Merger Agreement as the date on which the common stock price equals or exceeds $20.00 over at least 20 trading days out of 30 consecutive trading day period for the two-year period following the close date of the Business Combination. The estimated fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the earn-out period using the most reliable information available.

The Company has determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR shareholders is not indexed to the Company's stock under ASC 815-40 and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to our common stock , and as such liability classification is required. Equity-linked instruments classified as liabilities are recorded at their estimated fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in other income (expense), net in the accompanying statements of operations and comprehensive income (loss).

The Company has determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event. The fair value of the option holder Earn-Out Shares is recorded as share-based compensation over the derived service period of the Monte Carlo simulation valuation model, recognized in research and development and general and administrative expense in the accompanying statements of operations and comprehensive income (loss).

Recent Accounting Guidance

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes, based on their preliminary assessment, that the impact of recently issued standards that are not yet effective will not have a material impact on their financial position or results of operations upon adoption.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with the FASB guidance for Earnings Per Share, which established standards regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in earnings and dividends. The guidance requires earnings available to common shareholders for the period, after deduction of preferred stock preferences, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. The Company is not required to present basic and diluted net income per share for securities other than common stock; therefore, the net income (loss) per share amounts only pertain to the Company’s common stock.

Basic net income (loss) per share is calculated by dividing income (loss) allocable to common shareholders (net income after reduction for any required returns to preferred stock shareholders prior to paying dividends to the common shareholders, assuming current income for the period had been distributed) by the weighted-average number of common shares outstanding, during the period. The Company calculates diluted net income per share using the more dilutive of the 1) treasury stock method, if-converted method, or contingently issuable share method, as applicable, or 2) the two-class method.

The Company has used the treasury stock method to calculate diluted net income (loss) per share for the nine months ended September 30, 2021, as the Company was in a net loss position, and used the two-class method for the three months ended September 30, 2021 and the three and nine months ended September 30, 2020, as the if-converted method is anti-dilutive. Diluted net income per share for the three months ended September 30, 2021 and the three and nine months ended September 30, 2020 also reflects the assumed exercise of options outstanding during the period using the treasury stock method, to the extent dilutive. Warrants were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2020 as their effect would be anti-dilutive.

As a result of the Business Combination, the Company has retroactively restated the weighted average shares outstanding prior to August 25, 2021, to give effect to the Exchange Ratio.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Basic Net Income (Loss) per share
Net income (loss)	$8,879	$(7,609)	$(3,251)	$20,065
Less: income allocated to participating securities	—	—	—	(19,502)
Net income (loss) attributable to common shareholders	$8,879	$(7,609)	$(3,251)	$563
Weighted average common shares outstanding - basic	16,701,967	1,438,584	6,588,282	1,398,954
Net income (loss) per share - basic	$0.53	$(5.29)	$(0.49)	$0.40
Diluted Net Income (Loss) per share
Net income (loss)	$8,879	$(7,609)	$(3,251)	$20,065
Less: gain on change in fair value of private placement warrants	(367)	—	—	—
Less: income allocated to participating securities	—	—	—	(19,093)
Net income (loss) attributable to common shareholders	$8,512	$(7,609)	$(3,251)	$972
Weighted average common shares outstanding - basic	16,701,967	1,438,584	6,588,282	1,398,954
Weighted average effect of dilutive securities:
Stock options	3,302,088	—	—	1,106,286
Private placement warrants	1,923	—	—	—
Public warrants	61,737	—	—	—
Weighted average common shares outstanding - diluted	20,067,715	1,438,584	6,588,282	2,505,240
Net income (loss) per share - diluted	$0.42	$(5.29)	$(0.49)	$0.39

Potentially dilutive securities as of September 30, 2021 and 2020 are as follows (in common stock equivalent shares):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Series A Convertible Preferred Stock	—	11,563,819	—	11,563,819
Series B Convertible Preferred Stock	—	10,154,819	—	10,154,819
Series C Convertible Preferred Stock	—	6,734,590	—	6,734,590
Series C Convertible Preferred Stock Warrants	108,029	70,455	108,029	70,455
Public warrants	—	—	5,833,333	—
Private placement warrants	—	—	181,667	—
Earn-Out Shares	5,000,000	—	5,000,000	—
Unvested sponsor shares	300,000	—	300,000	—
Stock options outstanding	64,486	3,630,273	3,978,805	523,893
Total	5,472,515	32,153,956	15,401,834	29,047,576

3. Business Combination

As discussed in Note 1, on August 25, 2021, the Company completed the previously announced Business Combination pursuant to the Merger Agreement. Upon closing of the Business Combination, the combined company was renamed eFFECTOR Therapeutics, Inc.

As a result of the Business Combination, each share of Old eFFECTOR preferred stock and common stock was converted into the right to receive approximately 0.09657 shares of the Company's common stock (the “Common Stock”) for an aggregate of 30,021,762 shares of common stock issued in the Business Combination. Former holders of shares of Old eFFECTOR common stock (including shares received as a result of the conversion of Old eFFECTOR preferred stock and the exercise of Old eFFECTOR warrants) and former holders of options to purchase shares of Old eFFECTOR will also be entitled to receive their pro rata share of up to 5,000,000 earn-out shares (the "Earn-Out Shares") of Common Stock if, on or prior to August 26, 2023, the closing share price of shares of common stock equals or exceeds $20.00 over at least 20 trading days within a 30-day trading period (the “Triggering Event”) and, in respect of each former holder of Old eFFECTOR stock options, such holder continues to provide services to the Company or one of its subsidiaries at the time of such Triggering Event. The Earn-Out Shares will also be earned and issuable in the event of a change in control of the Company on or prior to August 26, 2023 that results in the holders of common stock receiving a per-share price equal to or in excess of $20.00.

Pursuant to subscription agreements entered into in connection with the Merger Agreement (collectively, the “Subscription Agreements”), certain investors agreed to subscribe for an aggregate of 6,070,003 newly-issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $60.7 million (the “PIPE Financing”). At the closing, we consummated the PIPE Financing. A total of 10,347,611 shares of common stock were issued in connection with the close of the Business Combination, inclusive of the PIPE Financing shares and shares held by LWAC sponsor and public investors.

In connection with the closing of the Business Combination, the LWAC sponsor received 4,056,250 shares of eFFECTOR common stock, of which 300,000 shares were subject to vesting if, on or prior to August 25, 2024, the price of shares of common stock equals or exceeds $15.00 per share for a period of at least 20 trading days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination (the "Sponsor Shares"). The 300,000 sponsor shares subject to vesting meet the criteria for equity classification, but are not considered outstanding from an accounting perspective. These shares are considered issued but not outstanding as of September 30, 2021 and have been excluded from outstanding shares in the calculation of income (loss) per share for the three and nine months ended September 30, 2021.

After giving effect to the Business Combination, and the consummation of the PIPE Financing, there were 40,669,373 shares of Common Stock issued and 40,369,373 shares of Common Stock issued and outstanding. In connection with the closing of the Business Combination, options to purchase shares of Old eFFECTOR common stock were converted, at an exchange ratio of approximately 0.09657, into options to purchase an aggregate of 3,920,657 shares of Common Stock, with a weighted-average exercise price of $1.56 per share.

Pursuant to the terms of the Merger Agreement, the Company’s shareholders exchanged their interests in the Company for shares of common stock of eFFECTOR. In addition, awards under the Company’s existing equity incentive plans, including the 2013 Plan, continue in full force and effect on the same terms and conditions as were previously applicable to such awards, subject to adjustments to the exercise price and number of shares of common stock issuable upon exercise based on the final exchange ratio of approximately 0.09657.

Gross proceeds from this transaction totaled approximately $67.0 million, which included funds held in LWAC’s trust and operating accounts and the completion of a concurrent sale of 6,070,003 shares of Common Stock at a purchase price of $10.00 per share in the PIPE Financing. The transaction was accounted for as a “reverse recapitalization” in accordance with US GAAP. Under the reverse recapitalization model, the business combination was treated as eFFECTOR issuing equity for the net assets of LWAC, with no goodwill or intangible assets recorded. Under this method of accounting, LWAC was treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the business combination, eFFECTOR stockholders have a majority of the voting power of the combined company, comprise all of the ongoing operations of the combined entity, comprise a majority of the governing body of the combined company, and eFFECTOR senior management comprise all of the senior management of the combined company. All periods prior to the Business Combination have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization.

In connection with the Business Combination, the Company raised $52.9 million of net proceeds. This amount was comprised of $6.3 million of cash held in LWAC’s trust and operating accounts from its initial public offering and $60.7 million of cash in connection with the PIPE Financing, LWAC’s transaction costs and underwriters’ fees of $11.1 million. Old eFFECTOR incurred $3.0 million of transaction costs, consisting of banking, legal, and other professional fees which were recorded as a reduction to additional paid-in capital. In addition to the net proceeds disclosed above, the Company also assumed $0.9 million of net liabilities of LWAC upon closing of the Business Combination.

The following summarizes the common stock outstanding following the consummation of the Business Combination, PIPE Financing and the automatic cashless exercise of Old eFFECTOR warrants:

	Shares	%
Old eFFECTOR Stockholders	30,021,762	74.4%
LWAC Stockholders	521,358	1.3%
LWAC Founders (1)	3,756,250	9.3%
PIPE Investors	6,070,003	15.0%
Total	40,369,373	100.0%

(1) Excludes 300,000 Sponsor Shares subject to vesting that are not considered outstanding from an accounting perspective.

4. Fair Value Measurements

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The Company’s cash equivalents are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The Company estimates the fair value of preferred stock warrants at the time of issuance and subsequent remeasurement using the Black-Scholes option pricing model at each reporting date, if required, based on the following inputs: the risk-free interest rates; the expected dividend rates; the remaining contractual life of the warrants; the fair value of the underlying stock; and the expected volatility of the price of the underlying stock. The estimates are based, in part, on subjective assumptions and could differ materially in the future. Changes to these assumptions as well as the fair value of the Company’s stock on the reporting date can have a significant impact on the fair value of the warrant liability.

The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy as of September 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements Using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2021	Level 1	Level 2	Level 3
Assets
Money market funds	$54,768	$54,768	$—	$—
Total assets	$54,768	$54,768	$—	$—
Liabilities
Private placement warrant liability	$1,495	$—	$—	$1,495
Earn-out liability	43,250	—	—	43,250
Total liabilities	$44,745	$—	$—	$44,745

		Fair Value Measurements Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2020	Level 1	Level 2	Level 3
Assets
Money market funds	$15,216	$15,216	$—	$—
Total assets	$15,216	$15,216	$—	$—
Liabilities
Preferred stock warrant liability	$433	$—	$—	$433
Total liabilities	$433	$—	$—	$433

The preferred stock warranty liability is measured at fair value, using a combination of observable and unobservable inputs. The change in fair value of the preferred stock warrant liability is recorded in Other income (expense) on the statement of operations and comprehensive income (loss). All outstanding preferred stock warrants were cashless exercised as a result of the Business Combination on August 25, 2021 (See Note 8). The preferred stock warrants were remeasured to fair value on the date of cashless exercise based on the net shares issued and fair value of common stock on the settlement date, which was the close date of the Business Combination on August 25, 2021. The following key assumptions were used in determining the fair value of the preferred stock warrant liability valued using the Black-Scholes option pricing model as of December 31, 2020:

December 31, 2020
Fair value of Series C convertible preferred stock	$0.70
Expected volatility	96.3%
Risk-free interest rate	0.7%
Expected term (in years)	7.7
Expected dividend yield	—

The following table presents activity for the preferred stock warrant liability measured at fair value using significant unobservable Level 3 inputs during the nine months ended September 30, 2021 and 2020 (in thousands):

Series C Preferred Stock Warrant Liability
Balance at December 31, 2019	$442
Change in fair value	68
Balance at September 30, 2020	$510
Balance at December 31, 2020	$433
Issuance of new warrants	271
Change in fair value	153
Warrant exercises	(857)
Balance at September 30, 2021	$—

In connection with the Business Combination, the Company assumed the public and private placement warrants described in Note 2. The private placement warrants are precluded from equity treatment and are recorded as liabilities as they are not considered indexed to the Company's Common Stock. The private placement warrant liability is measured at fair value, using a combination of observable and unobservable inputs. The change in fair value of the private placement warrant liability is recorded in other income (expense) on the statement of operations and comprehensive income (loss). The following key assumptions were used in determining the fair value of the private placement warrant liability valued using the Black-Scholes option pricing model as of September 30, 2021 and August 25, 2021:

	September 30, 2021	As of August 25, 2021 at Initial Measurement
Common stock price	$14.05	$16.98
Expected volatility	65.0%	60.0%
Risk-free interest rate	1.0%	0.8%
Expected term (in years)	4.9	5.0
Expected dividend yield	—	—

The following table presents activity for the private placement warrant liability measured at fair value using significant unobservable Level 3 inputs during the nine months ended September 30, 2021 (in thousands):

Private Placement Warrant Liability
Private Placement Warrants liability - August 25, 2021 (closing date)	$1,862
Change in fair value - Closing Date through September 30, 2021	(367)
Balance at September 30, 2021	$1,495

Former holders of shares of Old eFFECTOR common stock were allocated Earn-Out shares in connection with the completion of the Business Combination with LWAC which are accounted for as liabilities. Please refer to Note 10 for additional details surrounding the valuation methodology for these Earn-Out shares.

5. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020

Lab equipment	$30	$30
Computer and office equipment	124	133
Furniture and fixtures	64	64
Construction in process	2	—
	220	227
Less accumulated depreciation and amortization	(199)	(193)
	$21	$34

The Company recorded depreciation and amortization expense of approximately $6 thousand and $40 thousand for the three months ended September 30, 2021 and 2020, respectively, and recorded approximately $20 thousand and $127 thousand for the nine months ended September 30, 2021 and 2020, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Employee compensation	$803	$230
Research and development	702	755
Professional and outside services	760	44
Interest	128	598
Income taxes payable	351	351
Other	4	6
	$2,748	$1,984

7. Term Loans

SVB Term Loans

In August 2018, Old eFFECTOR entered into a Loan and Security Agreement (“LSA”) with Silicon Valley Bank (“SVB”), pursuant to which the Company may borrow up to $20.0 million, issuable in three separate tranches of $7.5 million (“Term Loan A”), $7.5 million (“Term Loan B”) and $5.0 million (“Term Loan C”), collectively referred to as the Term Loans. The Term Loan A became available to the Company at the effective date of the LSA on August 31, 2018 and the Company borrowed the $7.5 million under the Term Loan A on that date, receiving the cash proceeds on September 5, 2018. Term Loan B was immediately available commencing on the effective date of the LSA and ending on the earlier of 1) August 31, 2019, and 2) the occurrence of an event of default. The Company borrowed the $7.5 million under Term Loan B on November 19, 2018. Term Loan C was not drawn. The Term Loans had an interest-only period that commenced upon the borrowing of each tranche of the Term Loans with interest due and payable upon the first day of each month. The interest-only period ended August 31, 2020. The Company was required to make a final payment equal to 5.5% of the original aggregate principal amount of the Term Loans at maturity, which was accrued over the term of the debt arrangements. The Term Loans had a maturity date of February 1, 2023. In connection with the LSA, the Company issued two separate warrants, each to purchase up to 46,970 shares of Series C Preferred Stock at an exercise price of $5.33 per share, to SVB and Life Science Loans II, LLC (life science loan sector of SVB). The number of shares subject to each warrant as of December 31, 2020, was 35,227 in connection with the Term Loan A and Term Loan B. Each warrant was automatically exercised on a cashless basis on August 25, 2021, in connection with the completion of the Business Combination, for 16,477 shares of Common Stock.

The Term Loans carried an interest rate equal to the greater of 1.5% plus prime or 6.5%, with an effective interest rate at December 31, 2020, of 9.1% and 9.0% for Term Loan A and Term Loan B, respectively.

The Company recorded a debt discount of $0.2 million for the estimated fair value of warrants and debt issuance costs upon the borrowing of each Term Loan A and Term Loan B, which was being amortized to interest expense over the term of the loan using the effective-interest method. As of December 31, 2020, the Company had $13.0 million of outstanding principal under the Term Loans of which $12.9 million is reflected on the balance sheet net of debt discounts. Interest expense, including amortization of debt discount related to the SVB Term Loans, totaled zero and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively.

In March 2021, Old eFFECTOR repaid the SVB Term Loans using the proceeds from Oxford Term A Loans (defined below). The aggregate outstanding principal balance of SVB Term Loans A and B was $11.5 million at the date of repayment. The Company paid the entire outstanding principal balance, along with a final payment in the amount of $0.8 million (equal to 5.5% of the original aggregate principal amount), a prepayment fee of $0.1 million (equal to 1% of the original aggregate principal amount), and $37,000 of accrued interest. The Company recorded a loss on debt extinguishment in the amount of $0.5 million in connection with the transaction, which has been recorded in Loss on debt extinguishment on the Statement of Operations for the period. The loss on debt extinguishment includes the unamortized debt discount and final payment associated with Term Loan A and Term Loan B at the time of extinguishment along with the $0.1 million prepayment fee.

Oxford Term Loans

In March 2021, Old eFFECTOR entered into a Loan and Security Agreement (“Oxford LSA”) with Oxford Finance LLC (“Oxford”), pursuant to which the Company may borrow up to $30.0 million, issuable in two separate tranches of $20.0 million (“Term A Loans”) and $10.0 million (“Term B Loans”), collectively referred to as the Oxford Loans. The Term A Loans became available to the Company at the effective date of the Oxford LSA on March 19, 2021 and $12.5 million of the proceeds were used to pay off the outstanding SVB Term Loans. The remaining net proceeds from Term A Loans of $7.4 million, after taking into effect specified issuance and legal fees designated within the distribution letter, were distributed to the Company in March 2021. Term B

Loans will only become available to the Company upon achievement of certain clinical development milestones (“Phase II Milestones”) and is available until the earlier of (i) May 31, 2022, (ii) forty-five days after the occurrence of the Phase II Milestones, and (iii) the occurrence of an event of default. The Term A Loans have an interest-only period that commences upon the borrowing with interest due and payable upon the first day of each month. The interest-only period ends May 1, 2023, provided that upon the funding of the Term B Loans the end date will be extended to May 1, 2024. The Company is required to make a final payment equal to 5.5% of each funded tranche at maturity, which has been recorded as a debt discount for the Term A Loan which is outstanding and is being amortized over the term of the debt arrangements. The Oxford Loans have a maturity date of March 18, 2026. In connection with the Oxford LSA, the Company issued warrants to purchase a total of 37,575 shares of Series C Preferred Stock at an exercise price of $5.33 per share. The warrants were automatically exercised on a cash basis on August 25, 2021, in connection with the completion of the Business Combination, for 17,575 shares of Common Stock.

The Oxford Loans carry a variable interest rate equal to the greater of (i) 7.7% and (ii) the sum of the prime rate plus 4.45%. The Company has the option to prepay all, but not less than all, of the borrowed amounts, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3.0% of the outstanding principal balance of the applicable Oxford Loans if prepayment is made prior to the first anniversary of the effective date of the Oxford LSA, (ii) 2.0% of the outstanding principal balance of the applicable Oxford Loans if prepayment is made after the first anniversary of the effective date of the Oxford LSA but before the second anniversary, and (iii) 1.0% of the outstanding principal balance of the applicable Oxford Loans if prepayment is made after the second anniversary of the effective date of the Oxford LSA but before the third anniversary. No prepayment fee will apply for a prepayment made after the third anniversary of the effective date of the Oxford LSA and prior to the maturity date.

The Company’s obligations under the Oxford LSA are secured by a first priority security interest in substantially all of its current and future assets, other than its owned intellectual property. The Company is also obligated to comply with various other customary covenants, including restrictions on its ability to encumber intellectual property assets without consent.

The Company recorded a debt discount of $1.5 million for the estimated fair value of warrants, debt issuance costs upon the borrowing of Term A Loans, and final payment to be made, which is being amortized to interest expense over the term of the loan using the effective-interest method. As of September 30, 2021, the Company had $20.0 million of outstanding principal under the Term A Loans of which $18.7 million is reflected on the balance sheet net of debt discounts. Interest expense, including amortization of debt discount related to the Oxford Term A Loans, totaled $0.5 million and $1.0 million for the three and nine months ended September 30, 2021. The Company is in compliance with all covenants under the Oxford LSA as of September 30, 2021. The Term A Loans include customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term A Loans. There have been no events of default as of the date of issuance of these financial statements.

Based on the outstanding principal amounts for the Company’s Term A Loans, the following table sets forth by year the Company’s required future principal payments as of September 30, 2021 (in thousands):

As of September 30, 2021
2023	$4,444
2024	6,667
2025	6,667
2026	2,222
Required future principal payments	$20,000
Unamortized debt discount	(1,337)
Non-current term loans, net as of September 30, 2021	$18,663

8. Warrants

Preferred Stock Warrants

The Company accounts for its warrants to purchase shares of convertible preferred stock as a liability. The Company adjusted the liability for changes in fair value of these warrants up until the closing date of the Business Combination. Upon consummation of the Business Combination on August 25, 2021, the outstanding warrants were cashless exercised and 50,529 total net shares were issued, after giving effect to the application of the exchange ratio of approximately 0.09657.

The following table summarizes the outstanding warrants to purchase shares of preferred stock and the corresponding exercise price as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020	Exercise Price	Expiration Date
Series C preferred stock warrants	—	70,455	$5.33	August 31, 2028
Series C preferred stock warrants	—	—	$5.33	March 19, 2031

Assumed Public Warrants and Private Placement Warrants

Following the consummation of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants will become exercisable on January 7, 2022, which is 12 months from the closing of the LWAC's initial public offering. Each whole warrant entitles the registered holder to purchase one share of Common Stock at an exercise price of $11.50 per share, beginning 30 days after the closing date of the Business Combination. The public warrants and private placement warrants will expire five years after the completion of the Business Combination.

Once the public warrants and private placement warrants became exercisable, the Company has the right to redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The private placement warrants are identical to the public warrants except that, so long as they are held by the Sponsor or its permitted transferees: (i) they will not be redeemable by the Company; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.

Private placement warrants are liability-classified (See Note 4) and the public warrants are equity-classified. The following table summarizes the number of outstanding public warrants and private placement warrants and the corresponding exercise price as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020	Exercise Price	Expiration Date
Public warrants	5,833,333	—	$11.50	August 24, 2026
Private placement warrants	181,667	—	$11.50	August 24, 2026

9. Preferred Stock and Stockholders’ Deficit

Preferred Stock

Upon closing of the Business Combination transaction, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 100,000,000 shares of preferred stock with a par value $0.0001 per share. eFFECTOR's board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of September 30, 2021.

In connection with the closing of the Business Combination on August 25, 2021, all Old eFFECTOR convertible preferred stock was converted into Common Stock of eFFECTOR at an Exchange Ratio of 0.09657. 28,453,228 total shares of Old eFFECTOR convertible preferred stock (as adjusted for the exchange ratio), composed of 11,563,819 shares of Old eFFECTOR Series A convertible preferred stock, 10,154,819 shares of Old eFFECTOR Series B convertible preferred stock, and 6,734,590 shares of Old eFFECTOR Series C convertible preferred stock, were converted into 28,453,228 shares of eFFECTOR Common Stock.

The authorized shares, purchase price, number of shares and liquidation amount for each series of convertible preferred stock as of December 31, 2020, as adjusted for the Exchange Ratio, is as follows (in thousands, except share and per share amounts):

	Shares Authorized	Purchase Price Per Share	Shares Outstanding	Liquidation Preference
Convertible preferred stock:
Series A	14,056,840	$4.05382	11,563,819	$46,878
Series B	11,071,448	$5.05806	10,154,819	$51,364
Series C	7,346,140	$5.32253	6,734,590	$35,845
Total	32,474,428		28,453,228	$134,087

Common Stock

During the three and nine months ended September 30, 2021, the Company issued 57,489 and 72,940 shares of common stock in connection with the exercise of stock options, for net cash proceeds of $63,000 and $78,000, respectively. During the three and nine months ended September 30, 2020, the Company issued 16,899 and 111,354 of shares of common stock in connection with the exercise of stock options, for net cash proceeds of $20,000 and $108,000, respectively.

2013 Equity Incentive Plan

Prior to the Business Combination, Old eFFECTOR maintained its 2013 Equity Incentive Plan (the “2013 Plan”), under which Old eFFECTOR granted incentive stock options, restricted stock awards, and other stock-based awards to employees, directors, and non-employee consultants. Upon the closing, the Company ceased granting awards under the 2013 Plan and, as described below, all awards under the 2013 Plan were converted into awards under the 2021 Plan with the same terms and conditions. As of August 25, 2021, prior to the Business Combination transaction, 3,920,657 Old eFFECTOR options remained outstanding under the 2013 Plan, as adjusted for the application of the Exchange Ratio.

Conversion of Awards

In connection with the Business Combination, each option of Old eFFECTOR that was outstanding and unexercised immediately prior to the close date (whether vested or unvested) was converted into an option to acquire an adjusted number of shares of eFFECTOR common stock at an adjusted exercise price per share (the "Substitute Options"), based on the Exchange Ratio of approximately 0.09657, and will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former option. Each Substitute Option will be exercisable for a number of whole shares of Common Stock equal to the product of the number of shares of Old eFFECTOR common stock underlying such Old eFFECTOR option multiplied by the Exchange Ratio, and the per share exercise price of such Substitute Option will be equal to the quotient determined by dividing the exercise price per share of Old eFFECTOR common stock by the Exchange Ratio. In connection with the closing, 40,599,270 options to purchase shares of Old eFFECTOR common stock were exchanged for options to purchase an aggregate of 3,920,657 shares of Common Stock, with an as-adjusted weighted-average exercise price of $1.56 per share.

2021 Equity Incentive Plan and ESPP

In connection with the consummation of the Business Combination on August 25, 2021, the Board of Directors approved the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”). As of September 30, 2021, 6,506,338 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan, inclusive of any shares of Common Stock subject to stock options, restricted stock awards or other awards that were assumed in the Business Combination. As of September 30, 2021, 64,486 options to purchase common shares have been awarded and 6,441,852 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

At a special meeting of stockholders held on August 24, 2021, stockholders considered and approved the eFFECTOR Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the "ESPP"). The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. An aggregate of 880,000 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2021, by 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by our board of directors; provided that the total number of shares of common stock that become available for issuance under the ESPP will never exceed 15,000,000. If our capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the ESPP will be appropriately adjusted. No awards were granted under the ESPP as of September 30, 2021.

Stock Options

In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”), which was amended in February 2016. The Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights, and stock bonuses to directors, employees and consultants of the Company. As of September 30, 2021 and December 31, 2020, the number of shares reserved under the Plan was 3,914,319 and 4,594,060, respectively.

In August 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights, and stock bonuses to directors, employees and consultants of the Company. As of September 30, 2021 and December 31, 2020, the number of shares reserved under the 2021 Plan was 6,506,338 and zero, respectively.

There were zero and 132,974 shares available for grant under the 2013 Plan as of September 30, 2021 and December 31, 2020, respectively. In connection with the completion of the Business Combination and the adoption of the 2021 Plan, no further awards will be granted under the 2013 Plan. Options granted under the 2021 Plan are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant, or in the case of certain non-statutory options, ten years from the date of grant. The exercise price of each option shall be determined by the Board of Directors based on the estimated fair value of the Company’s stock on the date of the option grant. In the case of incentive stock options, the exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s stock at the date of grant and for a term not to exceed five years. Most option grants generally vest 25% on the first anniversary of the original vesting commencement date, with the balance vesting monthly over the remaining three years.

A summary of the Company’s stock option activity under the plans is as follows (in thousands, except share and per share amounts and years):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,887,038	$1.41	6.6	$3,806
Granted	204,512	10.28	9.8
Exercised	(72,940)	1.06	4.5
Cancelled	(39,805)	1.38	7.2
Outstanding at September 30, 2021	3,978,805	$1.87	6.1	$48,898
Vested and exercisable at September 30, 2021	2,912,657	$1.26	5.0	$37,248

For the nine months ended September 30, 2021 the total fair value of vested options was $0.5 million. The weighted-average grant date fair value of employee and non-employee option grants, on an as-converted basis based upon the Exchange Ratio, during the nine months ended September 30, 2021 was $7.18 per share.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense specifically related to stock options of $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, and recognized stock-based compensation expense specifically related to stock options of $0.2 million and $0.3 million for the three and nine months ended September 30, 2020, respectively. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.7% - 0.9%	0.3% - 1.0%
Expected volatility	82% - 90%	87% - 93%
Expected term (in years)	5.5 - 6.1	5.3 - 6.1
Expected dividend yield	0%	0%

Risk-free interest rate. The risk-free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.

Expected volatility. Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available.

Expected term. The expected term of stock options represents the weighted-average period the stock options are expected to be outstanding. The Company uses the simplified method for estimating the expected term as provided by the SEC. The simplified method calculates the expected term as the weighted average of the time-to-vesting and the contractual life of the options.

Expected dividend yield. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not intend to pay dividends.

Forfeitures. The Company reduces stock-based compensation expense for actual forfeitures during the period in which they occur.

As of September 30, 2021, the unrecognized compensation cost related to outstanding employee options was $1.7 million and is expected to be recognized as expense over approximately 1.0 year. Unrecognized compensation cost related to outstanding nonemployee options was $0.8 million as of September 30, 2021, and is expected to be recognized as expense over approximately 0.5 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Convertible preferred stock	—	28,453,228
Stock options issued and outstanding	3,978,805	3,887,038
Preferred stock warrants issued and outstanding	—	70,455
Public warrants issued and outstanding	5,833,333	—
Private placement warrants issued and outstanding	181,667	—
Earn-Out shares	5,000,000	—
Unvested sponsor shares	300,000	—
Authorized for future stock awards or option grants	6,441,852	132,974
Total	21,735,657	32,543,695

10. Earn-Out Shares

In accordance with the Merger Agreement, 5,000,000 shares are contingently issuable to Old eFFECTOR stockholders and option holders upon the occurrence of the Triggering Event, defined within the Merger Agreement as the date on which the common stock price equals or exceeds $20.00 over at least 20 trading days out of 30 consecutive trading day period for the two-year period following the close date of the Business Combination. As of August 25, 2021, the stockholders and option holders will be eligible to receive approximately 4,425,258 and 574,742 Earn-Out Shares, respectively, based on the fully diluted cap table of Old eFFECTOR.

The fair value of the Earn-Out Shares is $13.79 per share as of the closing date of the Business Combination (August 25, 2021). As of September 30, 2021, the stockholders and option holders will be eligible to receive approximately 4,426,889 and 573,111 Earn-Out Shares, respectively, based on the current fully diluted cap table of Old eFFECTOR. The fair value of the Earn-Out Shares is $9.77 per share as of September 30, 2021.

The estimated fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earn-Out Period using the most reliable information available. Assumptions used in the valuation were as follows:

	September 30, 2021	As of August 25, 2021 at Initial Measurement
Stock price	$14.05	$16.98
Expected volatility	65.0%	60.0%
Risk-free interest rate	0.3%	0.2%
Forecast period (in years)	1.9	2.0
Cost of equity	20.0%	20.0%

Old eFFECTOR Shareholders

The Company has determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR shareholders is not indexed to the Company's stock under ASC 815-40 and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to the common stock of the Company, and as such liability classification is required. As of the consummation date of the Business Combination, the estimated fair value of the shareholder Earn-Out Shares was approximately $61.0 million and the Company will revalue the liability each reporting period with the changes in fair value being recorded to the Statements of Operations. For the three and nine months ended September 30, 2021, there was a decrease in the earn-out liability of $17.8 million which was recorded as a gain on change in fair value within the Statements of Operations. In accordance with the Merger Agreement, Earn-Out Shares attributable to Old eFFECTOR option holders who discontinue providing service before the occurrence of the Triggering Event are reallocated to the remaining eligible stockholders and option holders.

The earn-out liability is recorded on the balance sheet as a current liability since the expected date of achievement based on the valuation model is within the next twelve months. The following table presents activity for the Earn-Out liability measured at fair value using significant unobservable Level 3 inputs at the Merger close date (August 25, 2021) and September 30, 2021 (in thousands):

Earn-out Liability
Earn-out liability - August 25, 2021 (Closing Date)	$61,024
Incremental shares due to option holder forfeitures	16
Change in fair value - Closing Date through September 30, 2021	(17,790)
Balance at September 30, 2021	$43,250

Old eFFECTOR Option Holders

The contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event. The fair value of the option holder Earn-Out Shares at the Merger closing date (August 25, 2021) is approximately $7.9 million, which will be recorded as share-based compensation over the derived service period of 0.36 years following the consummation of the Business Combination. For the three and nine months ended September 30, 2021, there was approximately $2.1 million recorded in share-based compensation related to the Earn-Out Shares, with approximately $5.8 million of unrecognized compensation expense as September 30, 2021, which is expected to be recognized over the remaining derived service period of 0.27 years.

11. License Agreements

In May 2013, the Company entered into an agreement with the Regents of the University of California (“UCSF”) which provides the Company with an exclusive license to UCSF’s patent rights in certain inventions (the “UCSF Translational Profiling Patent Rights”) relating to translational profiling laboratory techniques initially developed at UCSF. Under the agreement, the Company is permitted to research, develop, make and sell products that it discovers and develops utilizing the UCSF Translational Profiling Patent Rights, which the Company refers to as licensed products, and use certain licensed processes utilizing the UCSF Translational Profiling Patent Rights and to sublicense such licensed products and processes.

Under the agreements, the Company is required to use commercially reasonable efforts to meet certain specified development, regulatory and commercial milestones related to the licensed products within specified time periods. In consideration of the rights granted to the Company under the agreement, the Company made a one-time license issue fee cash payment to UCSF of $50,000 upon the issuance of the license in 2013. In July 2021, the Company entered into an amendment to the license agreement to confirm the impact of the Business Combination on the license agreement, including clarifying that in connection with the closing of the Business Combination, the Company would pay UCSF a one-time cash payment of approximately $1.0 million, subject to adjustment based on the final Exchange Ratio. The $1.0 million payment was made to UCSF in August 2021 in connection with the close of the Business Combination. The Company is also required to make cash milestone payments to UCSF upon the completion of certain clinical and regulatory milestones for the licensed products. The aggregate remaining potential milestone payments are approximately $375,000. Additionally, the Company has agreed to pay UCSF a royalty of less than one percent on net sales of each of the first two licensed products sold by the Company or its affiliates, subject to minimum annual royalty payments and other adjustments in certain circumstances. The Company’s royalty obligations continue for each licensed product or service until the expiration of the last licensed patent covering the applicable licensed product or service.

In the event the Company sublicenses any of the UCSF Translational Profiling Patent Rights, the Company has agreed to pay a percentage of sublicense revenue received at specified rates that start at low double digit percentages and decrease to single digit percentages based on the elapsed time from the effective date of the agreement. Additionally, the Company has agreed to pay a low double digit percentage of any payments it receives from the sales of a licensed product discovered or developed by the Company under a collaboration agreement and a low double digit percentage of any net sales with respect to a licensed service.

UCSF may terminate the agreement if the Company fails to perform or violates any material term of the agreement and fails to cure such nonperformance or violation within 60 days of notice from UCSF or in the event of the Company’s insolvency. The Company is currently in compliance with all material terms of the agreement.

The Company may terminate the agreement upon 60 days’ written notice to UCSF and may terminate the UCSF Translational Profiling Patent Rights on a claim-by-claim, patent-by-patent and country-by-country basis by giving written notice to UCSF. Absent early termination, the agreement will continue until the expiration date of the longest-lived patent right included in the UCSF Translational Profiling Patent Rights. Any terminations initiated by the Company does not relieve their obligation to pay royalties and milestones under the terms of the UCSF agreement.

In addition to the $1.0 million one-time cash payment made in connection with the completion of the Business Combination, the Company paid an annual minimum royalty of $15,000 to UCSF for the three and nine months ended September 30, 2021 and 2020. All license related fees, including the one-time cash payment, were recorded as research and development expense.

12. Research Collaboration and License Agreement

In December 2019, the Company entered into a Research Collaboration and License Agreement (the “Pfizer Agreement”) with Pfizer to research and develop small molecules that target eIF4E.

Pursuant to the Pfizer Agreement, the Company granted Pfizer a worldwide, exclusive license, with a right to sublicense, under certain of the Company’s patents, know-how and materials, to use, develop, manufacture, commercialize, and otherwise exploit compounds or products targeting eIF4E, for any and all indications. Pursuant to the Pfizer Agreement, Pfizer granted the Company an option to co-fund and co-promote a single such licensed product under a profit and loss share arrangement in the United States. The option can be exercised prior to a specified time before the first patient is expected to be enrolled in a clinical trial intended to support an NDA for marketing approval.

Under the Pfizer Agreement, the Company was responsible for initial research in collaboration with Pfizer, and Pfizer is responsible for all further development of the program, including submission of an IND and conducting all clinical development and commercialization activities. Pfizer is obligated to use commercially reasonable efforts to develop and seek regulatory approval for a licensed product, and commercialize a licensed product where Pfizer has received regulatory approval, in the United States and certain other countries. In the event the Company exercises its co-funding and co-promotion option, a joint steering committee will oversee the development plan and budget of the co-developed product, and the Company will have the responsibility to conduct a portion of product marketing presentations to healthcare providers.

Pursuant to the Pfizer Agreement, the Company received an upfront, one-time, non-refundable, non-creditable payment of $15 million from Pfizer. Pfizer was obligated to reimburse the Company for costs incurred for research performed, up to a specified cap in the low double-digit millions. Upon the achievement of specified early development and regulatory milestones, Pfizer will be obligated to pay the Company up to $80 million in the aggregate. For other non-early stage development milestones Pfizer’s payment obligations to the Company depends upon whether the Company has exercised its co-funding and co-promotion option: 1) if it does not exercise the option, non-early stage development payments may total up to $165 million in aggregate, and 2) if it does exercise the option, non-early stage development payments may total up to $70 million in aggregate. Upon the achievement of specified sales milestones, Pfizer is also obligated to make tiered milestone payments of up to $235 million in aggregate. On a product-by-product basis, Pfizer will also be required to pay the Company high single-digit percentage royalties on annual net sales of each licensed product. If the Company exercises its co-promotion and co-funding option, royalty payments will exclude sales in the United States and the Company will share with Pfizer profits from sale of the relevant licensed product in the United States.

Unless earlier terminated, the Pfizer Agreement will continue in effect until the expiration of all Pfizer payment obligations. Except in the United States, if the Company exercises its co-funding and co-promotion option, following expiration of the obligation to pay royalties for any licensed product in a given country and payment of all amounts due, Pfizer’s license to such licensed product in such country will become fully paid-up, perpetual, irrevocable and royalty-free. Pfizer may terminate the Pfizer Agreement for convenience upon written notice. Either party may terminate the Pfizer Agreement if an undisputed material breach by the other party is not cured within a defined period of time, or upon notice for insolvency-related events of the other party that are not discharged within a defined time period.

Under the framework of ASC Topic 606, Revenue from Contracts with Customers, the Company identified two distinct performance obligations; 1) delivery of the license and 2) performance of future research activities specified within the research plan. The Company determined the standalone value of the license by calculating the present value of the probability weighted cash inflows to be generated from the Pfizer Agreement. These cash inflows include development and sales milestones and future royalties. The standalone value of the research activities was determined by identifying the market cost for services and supplies to perform such activities if it were to be outsourced to a third-party. The initial transaction price of $27.0 million was allocated to the two performance obligations on a relative standalone value basis, with $25.6 million allocated to the license and $1.4 million allocated to the research activities. The value attributable to the license was recognized upon delivery of the license to Pfizer and the value attributable to the research activities was recognized pro-rata based on the actual costs incurred by the Company compared to the total estimated costs of the research activities from the time of execution to the end of the research program.

During the three and nine months ended September 30, 2020, the Company received zero and $42.0 million from Pfizer in connection with the Research and License Agreement for delivery of the license, reimbursement of research activities specific within the research plan, and achievement of the first development milestones.

For the three and nine months ended September 30, 2020, the Company recorded revenue of $0.6 million and $42.0 million, respectively. All of the revenue recorded for the three months ended September 30, 2020 related to the performance of research activities specified within the research plan. A contract liability balance of $42 thousand was recorded as of September 30, 2020. As of September 30, 2020, all future development and sales milestones (variable consideration) were fully constrained.

There was no revenue recorded in connection with this agreement for the three and nine months ended September 30, 2021 because all development and sales milestones (variable consideration) were fully constrained.

13. DARPA Grant Revenue

In April 2021, the Company entered into a Research Subaward Agreement with UCSF, whereby up to $5.0 million in allowable costs are reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19 under the DARPA grant. Under the terms of Research Subaward Agreement, the Company is obligated to provide financial and technical reports to UCSF on a periodic basis. The subaward can be terminated by either party upon written notice and also in the event that DARPA suspends or terminates its award to UCSF. The Company recognized $0.4 million and $1.1 million of revenue under the DARPA grant in the three and nine months ended September 30, 2021, respectively, and zero in the three and nine months ended September 30, 2020. As of September 30, 2021 and December 31, 2020, the Company has a receivable of $0.2 million and zero recorded as a receivable within prepaid expenses and other current assets on the balance sheets, respectively.

14. Commitments and Contingencies

Leases

The Company leased certain office and lab space in San Diego, California under a non-cancelable operating lease, which was amended in September 2019 to extend its terms through October 2020, with an option to renew for an additional two-year term. The portion of the lease associated with the office space was not extended and the Company vacated the space in October 2020. The portion of the lease associated with the lab space was extended until December 2020, at which time the Company vacated the space. In November 2020, the Company entered into a non-cancelable operating sublease for office space in San Diego, California, with a lease term through December 2021. Rents expense under these leases was $24,000 and $72,000 for the three and nine months ended September 30, 2021, respectively, and $149,000 and $0.4 million for the three and nine months ended September 30, 2020, respectively.

In September 2021, the Company entered a non-cancelable three-year lease for certain new office space in Solana Beach, California, with an option to renew for an additional three-year term. The initial term of the lease will start on November 1, 2021, and it will serve as the Company's new headquarters. The Company has not recorded any lease right-of-use asset or liability as of September 30, 2021, since possession of the property had not been obtained by that date. Annual rent payments are approximately $67,000 per year.

During the three and nine months ended September 30, 2021, the Company paid $28,000 and $84,000, respectively, in lease payments, which were included in operating activities in the statements of cash flows. During the three and nine months ended September 30, 2020, the Company paid $153,000 and $0.5 million, respectively, in lease payments, which were included in operating activities in the statements of cash flows.

The following table summarizes supplemental balance sheet information related to leases as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Assets:
Operating lease right-of-use assets	$24	$92
Total right-of-use assets	24	92
Liabilities
Operating lease liabilities, current	28	108
Operating lease liabilities, non-current	—	—
Total operating lease liabilities	$28	$108

As of September 30, 2021, the future minimum annual lease payments under the existing operating leases were as follows (in thousands, except for weighted-average remaining lease term and weighted-average discount rate):

In thousands (except for Weighted-average remaining lease term and Weighted-average discount rate)

Remainder of 2021	$28
Total remaining lease payments	28
Less: imputed interest	-
Total operating lease liabilities	28
Less: current portion	(28)
Long-term operating lease liabilities	$-
Weighted-average remaining lease term (in years)	-
Weighted-average discount rate	9%

15. Income Taxes

There was no provision for income taxes recorded during the three and nine months ended September 30, 2021 and tax expense of approximately $5 thousand and $0.4 million recorded in the three and nine months ended September 30, 2020, respectively. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to “we,” “our,” “us” or “eFFECTOR” refer to the business of eFFECTOR Therapeutics, Inc. prior to the consummation of the Business Combination, which is our business following the consummation of the Business Combination. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the unaudited condensed financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the unaudited pro forma condensed combined financial information filed as Exhibits 99.1, 99.2 and 99.3, respectively, to our Current Report on Form 8-K filed with the SEC on August 31, 2021, as amended (the “Super 8-K”).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, the impact of the COVID-19 pandemic on our business, the potential to develop future product candidates, the potential benefits of strategic collaborations, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” and in “Risk Factors” in our Super 8-K. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a clinical-stage biopharmaceutical company focused on pioneering the development of a new class of oncology drugs we refer to as STRIs. Translation is the process in cells whereby the synthesis of proteins is directed by information contained in genetic sequences. We utilized our proprietary selective translation regulation technology platform to internally discover a portfolio of small molecule STRI product candidates. Our product candidates target the eIF4F complex and its activating kinase, mitogen-activated protein interacting kinase (“MNK”). The eIF4F complex is a central node where two of the most frequently mutated signaling pathways in cancer, the PI3K-AKT and RAS-MEK pathways, converge to activate the translation of select mRNA into proteins that are frequent culprits in key disease-driving processes. Inhibition of any one of these targets simultaneously downregulates multiple disease-driving proteins before they are synthesized. Each of our product candidates is designed to act on a single protein that drives the expression of multiple functionally related proteins, including oncoproteins, immunosuppressive proteins in T cells and proteins known to drive drug resistance that together control tumor growth, survival and immune evasion.

On August 25, 2021, LWAC completed the acquisition of Old eFFECTOR, a private company, pursuant to the Merger Agreement dated May 26, 2021. Our principle operations commenced in 2012 upon incorporation of Old eFFECTOR in the state of Delaware.

Our lead product candidate, tomivosertib, is an oral small-molecule inhibitor of MNK that we are developing in combination with inhibitors of anti-PD-(L)1 therapy, for the treatment of patients with solid tumors. In June 2021, we initiated dosing in KICKSTART, our randomized Phase 2b clinical trial evaluating both the frontline extension and frontline cohorts in patients with NSCLC with PD-(L)1 expression >50% in combination with pembrolizumab. We expect to report topline data from the frontline extension and frontline cohorts in the first half of 2022 and second half of 2022, respectively. Our second product candidate, zotatifin, is an inhibitor of eIF4A, a component of the eIF4F complex, and is currently being evaluated in a Phase 1/2 clinical trial in patients with certain solid tumors. We have completed the Phase 1 portion of this trial and are currently initiating multiple Phase 2a open-label expansion cohorts in biomarker-selected patients with tumors driven by multiple proteins shown in our preclinical studies to be downregulated by zotatifin. We are also conducting a Phase 1b clinical trial evaluating zotatifin as an antiviral agent against SARS-CoV-2 funded by DARPA. We have entered into a global research collaboration and license agreement with Pfizer for our earliest stage program, inhibitors of eIF4E, and Pfizer is currently conducting IND-enabling studies for this program.

Since our inception in 2012 we have devoted substantially all of our resources to raising capital, identifying potential product candidates, establishing our intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. As of September 30, 2021, we have raised a total of $295.1 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer ("Pfizer Agreement"), $35.0 million from loans under credit facilities, and $1.1 million in grant revenue under the a Research Subaward Agreement with The Regents of the University of California, on behalf of its San Francisco campus ("UCSF"). Other than with respect to the net income generated as a result of revenue under the Pfizer Agreement generated in 2020, we have incurred significant operating losses since our inception. In April 2021, we entered into the Research Subaward Agreement with UCSF, whereby up to $5.0 million in costs are reimbursable for clinical and manufacturing activities performed to determine the effectiveness of zotatifin in the treatment of COVID-19. For the three and nine months ended September 30, 2020, our net loss and net income for the respective periods was $7.6 million and $20.1 million, and for the three and nine months ended September 30, 2021, we had a net income and net loss for the respective periods of $8.9 million and $3.3 million. As of December 31, 2020 and September 30, 2021, we had an accumulated deficit of $136.7 million and $140.0 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with the research and development of our product candidates and development programs, and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and losses for at least the next several years. We anticipate our expenses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. As of September 30, 2021, we had $54.8 million in cash and cash equivalents. To fund further operations, we will need to raise additional capital. The net proceeds from the Business Combination will not be sufficient for us to complete the clinical development of any of our product candidates or, if applicable, to prepare for commercializing any product candidate which may receive approval from the FDA or comparable foreign regulatory authority. Accordingly, we expect to finance our cash needs through a combination of equity offerings, debt financings, or other capital sources, including potential additional collaborations, licenses, and other similar arrangements. Adequate funding may not be available to us on acceptable terms, if at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

The COVID-19 worldwide pandemic continues to evolve, and we will continue to monitor the COVID-19 situation. To date, we have not experienced material disruptions in our business operations. However, while it is not possible at this time to estimate the impact that COVID-19 could have on our business in the future, particularly as we advance our product candidates through clinical development, the continued spread of COVID-19 and the measures taken by governmental authorities, and any future epidemic disease outbreaks, could: disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our clinical trials and preclinical studies; delay, limit or prevent our employees and CROs from continuing research and development activities; impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, including the risk that participants enrolled in our clinical trials will contract COVID-19 or other epidemic disease while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; impede testing, monitoring, data collection and analysis and other related activities; any of which could delay our clinical trials and preclinical studies and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations.

Business Combination Transaction

On August 25, 2021, we completed the previously announced Business Combination pursuant to an Agreement and Plan of Merger dated May 26, 2021, among LWAC, LWAC Merger Sub Inc., and Old eFFECTOR. Upon closing of the business combination, the combined company was renamed eFFECTOR Therapeutics, Inc. (eFFECTOR).

Pursuant to the terms of the Agreement and Plan of Merger, our shareholders exchanged their interests in LWAC and Old eFFECTOR for shares of common stock of eFFECTOR. In addition, awards under the our existing equity incentive plans, including the 2013 Plan, continue in full force and effect on the same terms and conditions as were previously applicable to such awards, subject to adjustments to the exercise price and number of shares of common stock issuable upon exercise based on the final exchange ratio calculated in accordance with the Merger Agreement.

Gross proceeds from this transaction totaled approximately $67.0 million, which included funds held in LWAC’s trust and operating accounts and the completion of a concurrent PIPE Financing in which certain investors agreed to subscribe for and purchased an aggregate of $60.7 million of common stock of eFFECTOR. The shareholders of LWAC approved the transaction on August 24, 2021. The transaction was previously approved by the boards of directors of both LWAC and Old eFFECTOR.

The transaction was accounted for as a “reverse recapitalization” in accordance with GAAP. Under the reverse recapitalization model, the business combination was treated as Old eFFECTOR issuing equity for the net assets of LWAC, with no goodwill or intangible assets recorded. Under this method of accounting, LWAC was treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the Business Combination, eFFECTOR stockholders have a majority of the voting power of the combined company, comprise all of the ongoing operations of the combined entity, comprise a majority of the governing body of the combined company, and eFFECTOR senior management comprise all of the senior management of the combined company. Reported results from operations included herein prior to the Business Combination are those of Old eFFECTOR. The shares and corresponding capital amounts and loss per share related to Old eFFECTOR's outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the exchange ratio established in the Merger Agreement (1.00 share of Old eFFECTOR for 0.09657 shares of eFFECTOR) (the "Exchange Ratio").

The Combined Company’s cash on hand after giving effect to these transactions, together with Old eFFECTOR’s existing cash and cash equivalents will be used to fund the research and development of our development programs and for working capital and general corporate purposes. We may also use a portion of the remaining net proceeds and our existing cash and cash equivalents to in-license, acquire or invest in complementary businesses, technologies, products or assets. However, we have no current commitments or obligations to do so.

Financial Overview

Revenue

We currently have no products approved for sale, and all revenue generated has been from the Pfizer Agreement along with grant revenue. In the future, we may generate additional revenue from collaboration, grant or license agreements we have entered into, or may enter into, with respect to our product candidates, as well as product sales from any approved product. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our product candidates. If we fail to complete the development of our product candidates in a timely manner or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

Pfizer Agreement

In December 2019, we entered into the Pfizer Agreement, to research and develop small molecules that target eIF4E. Pursuant to the Pfizer Agreement, we granted Pfizer a worldwide, exclusive license, with a right to sublicense, under certain of our patents, know-how, and materials to use, develop, manufacture, commercialize, and otherwise exploit compounds or products targeting eIF4E, for any and all indications. Under the agreement, we were responsible for initial research in collaboration with Pfizer, and Pfizer is responsible for all further development of this development program, including submission of an IND and conducting all clinical development and commercialization activities.

Pursuant to the Pfizer Agreement, we received an upfront, one-time, non-refundable, non-creditable payment of $15 million dollars from Pfizer. Pfizer was obligated to reimburse us for costs incurred for research performed, up to a specified cap in the low double-digit millions. Upon the achievement of specified development, regulatory and sales milestones, Pfizer will be obligated to pay us up to $480 million dollars in the aggregate, as well as to pay us high single-digit percentage royalties on annual net sales of each licensed product. See “Business of eFFECTOR — Our Collaboration and License Agreements” with the Form 424(b)(3) filed on October 5, 2021, for additional information about this agreement, including with respect to potential payments to us thereunder.

DARPA Grant

In April 2021, we entered into a Research Subaward Agreement with UCSF, whereby up to $5.0 million in allowable costs are reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19 under the DARPA grant. Under the terms of Research Subaward Agreement, we are obligated to provide financial and technical reports to UCSF on a periodic basis.

Operating Expenses

Research and Development Expenses

Research and development expenses primarily consist of costs associated with the preclinical and clinical development of our product candidates. Our research and development expenses include:

•
external costs, including:
•
expenses incurred under arrangements with third parties, such as CROs and consultants and advisors that perform biology, chemistry, toxicology, clinical and regulatory functions;
•
costs related to acquiring and manufacturing preclinical and clinical trial materials, including continued testing such as process validation and stability of drug product;
•
costs related to toxicology testing and other research and preclinical studies; and
•
costs related to compliance with regulatory requirements and license fees.
•
internal costs, including:
•
salaries and related overhead expenses, which include stock-based compensation and benefits, for personnel in research and development functions; and
•
facilities, depreciation, insurance and other expenses related to research and development.

We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received. We track external expenses on a development program and other program specific basis. However, we do not track internal costs on a program specific basis because these costs primarily relate to personnel, facilities and laboratory consumables, which are deployed across multiple programs under development.

The following table summarizes our research and development expenses for the periods indicated (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
External development program expenses:
tomivosertib	$1,126	$2,324	$4,732	$4,102
zotatifin	1,080	1,890	3,514	4,117
eIF4E	—	475	84	3,204
Unallocated internal research and development expenses:
Personnel related	1,356	951	2,730	2,428
Other	1,460	1,140	2,502	3,380
Total research and development expenses	$5,022	$6,780	$13,562	$17,231

We expect our research and development expenses to increase substantially for the foreseeable future as we continue the development of our product candidates, particularly as we move into later stages of clinical development which typically cost more. The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in achieving marketing approval for any of our product candidates. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our product candidates or the period, if any, in which material net cash inflows from these product candidates may commence. We anticipate we will make determinations as to which product candidates and programs to pursue and how much funding to direct to each product candidate and program on an ongoing basis in response to clinical and preclinical results, regulatory developments, ongoing assessments as to each product candidate’s and program’s commercial potential, and our ability to enter into collaborations, to the extent we determine the resources or expertise of a collaborator would be beneficial for a given product candidate or program.

Our development costs may vary significantly based on factors such as:

•
per patient trial costs;
•
the number and scope of trials required for approval and preclinical and IND-enabling studies;
•
the number of sites included in the trials;
•
the length of time required to enroll suitable patients;

•
the number of doses that patients receive;
•
the number of patients that participate in the trials;
•
the drop-out or discontinuation rates of patients;
•
the duration of patient follow-up;
•
the extent of reimbursement for the costs of approved therapies used in our combination trials;
•
potential additional safety monitoring or other studies requested by regulatory agencies;
•
the number and complexity of procedures, analyses and tests performed during the trial;
•
the phase of development of the product candidate;
•
the impact of any interruptions to our operations or to those of the third parties with whom we work due to the ongoing COVID-19 pandemic or any future epidemics;
•
the efficacy and safety profile of the product candidate; and
•
the extent to which we establish additional collaboration, license or other arrangements.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation and benefits, and consulting fees for finance, accounting, and human resources functions. Other costs include legal fees relating to patent and corporate matters, insurance, and facility costs not otherwise included in research and development expenses.

We expect our general and administrative expenses will increase substantially for the foreseeable future as we increase our administrative headcount to operate as a public company and as we advance our product candidates through clinical development. We also will incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the Nasdaq listing rules, additional insurance expenses, investor relations activities and other administrative and professional services. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur expenses associated with building a sales and marketing team if we choose to commercialize such product candidates on our own.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents.

Interest Expense

Interest expense consists of interest on our outstanding debt facilities. All interest expense in 2020 is related to the outstanding term loans with Silicon Valley Bank (“SVB”). We entered into a new debt facility with Oxford Financial LLC (“Oxford”) in March 2021. Interest expense recorded in the three months ended September 30, 2021, consisted of amounts attributable to the Oxford loan, and interest expense recorded in the nine months ended September 30, 2021, consisted of amounts attributable to the SVB and Oxford loans.

Loss of Debt Extinguishment

In March 2021, we repaid the SVB terms loans using the proceeds from the Oxford term loan. We recorded a loss on debt extinguishment in the amount of $0.5 million in connection with the transaction, which includes the unamortized debt discount and final payment associated with outstanding SVB term loans at the time of extinguishment along with the $0.1 million prepayment fee.

Other Income (Expense)

We issued preferred stock warrants in connection with our SVB and Oxford debt facilities and assumed private placement warrants in connection with the Business Combination transaction that are required to be accounted for as liabilities and remeasured to fair value at each reporting date, with changes in the fair value reported as a component of other income (expense).

Change in Fair Value of Earn-Out Liability

We determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR shareholders is not indexed to our stock under ASC 815-40 and are therefore required to be accounted for as liabilities and remeasured at fair value each reporting period, with changes in fair value reported as a component of other income (expense).

Income Taxes

Income tax expense consists of net income (loss), taxed at federal and state tax rates and adjusted for certain permanent differences. We maintain a valuation allowance against our net deferred tax assets. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table sets forth our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Period-to- Period
	2021	2020	Change
Collaboration revenue	$—	$574	$(574)
Grant revenue	427	—	427
Total revenue	427	574	(147)
Operating expenses:
Research and development	5,022	6,780	(1,758)
General and administrative	4,119	1,063	3,056
Total operating expenses	9,141	7,843	1,298
(Loss) income from operations	(8,714)	(7,269)	(1,445)
Other income (expense)	17,593	(335)	17,928
Income tax expense	—	(5)	5
Net (loss) income	$8,879	$(7,609)	$16,488

Collaboration and Grant Revenue

Collaboration revenue was zero and $0.6 million for the three months ended September 30, 2021 and 2020, respectively. Grant revenue was $0.4 million and zero for the three months ended September 30, 2021 and 2020, respectively. The decrease in collaboration revenue during this period is due to the recognition of revenue related to the Pfizer Agreement for the development of eIF4E in 2020 with no such revenues in 2021, and the increase in grant revenue is due to the new DARPA grant agreement with UCSF that was entered into during the second quarter of 2021.

Research and Development Expenses

Research and development expenses were $5.0 million and $6.8 million for the three months ended September 30, 2021 and 2020, respectively. The decrease in research and development expenses during this period of $1.8 million, was primarily due to a $2.5 million decrease in external costs, including $1.2 million less in development of eFT508 due to a food effects study that was occurring during the third quarter of 2020 along with continued activity surrounding the eFT508-010 trial which was completed prior to the third quarter of 2021, $0.8 million less in development of eFT226 due to increased costs in the third quarter of 2020 from upfront costs associated with the eFT226-003 (COVID) trial and higher activity within the eFT226-002 trial as compared to the same period in 2021, and $0.5 million less in the development of eIF4E in 2021 compared to 2020 due to development activities for eIF4E in 2020 under the Pfizer Agreement. Additionally, there was a decrease of $0.5 million in lab, facilities and overhead costs for the period due to removal of lab space at the end of 2020, and $0.2 million less in consultant costs. These decreases were partially offset by a $1.0 million increase in license fees due to a one-time payment made to UCSF in connection with the completion of the Business Combination and a $0.4 million increase in employee related costs directly related to increased stock-based compensation in connection with the Earn-Out Shares issued to option holders as part of the Business Combination.

General and Administrative Expenses

General and administrative expenses were $4.1 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively. The increase in general and administrative expenses during this period of $3.0 million was related to an increase of $1.9 million increase in personnel-related costs attributable to increased headcount to support public company activities along with increase stock-based compensation, which included $1.3 million for the period associated with the Earn-Out Shares issued to option holders as part of the Business Combination, $0.9 million increase in audit and legal expenses to support public company activities, and $0.2 million increase in other general and administrative costs most directly related to insurance costs.

Other Income (Expense)

Other income was $17.6 million for the three months ended September 30, 2021 and other expense was $0.3 million for the three months ended September 30, 2020. The increase in other income during this period of $17.9 million was mostly due to the gain on change in fair value of the earn-out liability for the period.

Income Tax Expense

Income tax expense was zero and $5 thousand for the three months ended September 30, 2021 and 2020, respectively. The income tax expense in 2020 was due to the state tax impact of the collaboration revenue recorded for the period which was not applicable for 2021.

Comparison of the nine months ended September 30, 2021 and 2020

The following table sets forth our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Period-to- Period
	2021	2020	Change
Collaboration revenue	$—	$41,958	$(41,958)
Grant revenue	1,119	—	1,119
Total revenue	1,119	41,958	(40,839)
Operating expenses:
Research and development	13,562	17,231	(3,669)
General and administrative	7,052	3,289	3,763
Total operating expenses	20,614	20,520	94
(Loss) income from operations	(19,495)	21,438	(40,933)
Other income (expense)	16,244	(1,022)	17,266
Income tax expense	—	(351)	351
Net (loss) income	$(3,251)	$20,065	$(23,316)

Collaboration and Grant Revenue

Collaboration revenue was zero and $42.0 million for the nine months ended September 30, 2021 and 2020, respectively. Grant revenue was $1.1 million and zero for the nine months ended September 30, 2021 and 2020, respectively. The decrease in collaboration revenue during this period is due to the recognition of revenue related to the Pfizer Agreement for the development of eIF4E in 2020 with no such revenues in 2021, and the increase in grant revenue is due to the new DARPA grant agreement with UCSF that was entered into during the second quarter of 2021.

Research and Development Expenses

Research and development expenses were $13.6 million and $17.2 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in research and development expenses during this period of $3.6 million, was primarily due to a $3.1 million decrease in external costs, including $0.6 million less in development of eFT226 due to higher costs during 2020 associated with upfront costs for the eFT226-003 (COVID) trial and more activity within the eFT226-002 trial as compared to the same period in 2021, and $3.1 million less in the development of eIF4E in 2021 compared to 2020 due to development activities for eIF4E in 2020 under the Pfizer Agreement. These decreases in external costs are partially offset by $0.6 million of increased development costs for eFT508 related mostly to increased safety toxicology activities in 2021. Additionally, there was a decrease of $1.5 million in lab, facilities and overhead costs for the period due to removal of lab space at the end of 2020, and $0.3 million less in consultant costs. These decreases were partially offset by a $1.0 million increase in license fees due to a one-time payment made to UCSF in connection with the completion of the Business Combination and a $0.3 million increase in employee related costs directly related to increased stock-based compensation in connection with the Earn-Out Shares issued to option holders as part of the Business Combination.

General and Administrative Expenses

General and administrative expenses were $7.1 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in general and administrative expenses during this period of $3.8 million was related to an increase of $2.3 million in personnel-related costs attributable to increased headcount to support public company activities along with increase stock-based compensation, which included $1.3 million for the period associated with the Earn-Out Shares issued to option holders as part of the Business Combination, $1.4 million increase in audit and legal expenses to support public company activities, and $0.1 million increase in other general and administrative costs most directly related to insurance costs.

Other Income (Expense)

Other income was $16.2 million for the nine months ended September 30, 2021 and other expense was $1.0 million for the nine months ended September 30, 2020. The increase in other income during this period of $17.2 million was mostly due to the gain on change in fair value of the earn-out liability for the period.

Income Tax Expense

Income tax expense was zero and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. The income tax expense in 2020 was due to the state tax impact of the collaboration revenue recorded for the period which was not applicable for 2021.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through September 30, 2021, we have raised a total of $295.1 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer, $35.0 million from loans under credit facilities, and $1.1 million in grant revenue under the Research Subaward Agreement with UCSF.

Prior to the Business Combination, our operations were funded primarily from the issuance of convertible preferred stock and common stock. Upon the closing of the Business Combination in August 2021, we received net proceeds totaling approximately $52.9 million.

Our cash and cash equivalents totaled $54.8 million as of September 30, 2021. Until required for use in our business, we typically invest our cash in investments that are highly liquid, readily convertible to cash with original maturities of 90 days or less at the date of purchase. We attempt to minimize the risks related to our cash and cash equivalents by maintaining balances in accounts only with accredited financial institutions and, consequently, we do not believe we are subject to unusual credit risk beyond the normal credit risk associated with ordinary commercial banking relationships.

SVB Credit Facility

In August 2018, we entered into a Loan and Security Agreement (“LSA”) with SVB, pursuant to which we may borrow up to $20.0 million, issuable in three separate tranches of $7.5 million (“Term Loan A”), $7.5 million (“Term Loan B”) and $5.0 million (“Term Loan C”), collectively referred to as the Term Loans. The Term Loan A became available at the effective date of the LSA and we borrowed the $7.5 million under the Term Loan A on that date, receiving the cash proceeds in September 2018. Term Loan B was immediately available commencing on the effective date of the LSA and ending on the earlier of 1) August 31, 2019, and 2) the occurrence of an event of default. We borrowed the $7.5 million under Term Loan B in November 2018. Term Loan C was not drawn. The Term Loans had an interest-only period that commenced upon the borrowing of each tranche of the Term Loans with interest due and payable upon the first day of each month. The interest-only period ended August 31, 2020. The Term Loans had a maturity date of February 1, 2023. In connection with the LSA, we issued two separate warrants, each to purchase up to 46,970 shares of Series C Preferred Stock at an exercise price of $5.33 per share, to SVB and Life Science Loans II, LLC (life science loan sector of SVB). The number of shares subject to the warrant are dependent on whether Term Loan A, Term Loan B and Term Loan C are drawn. The number of shares subject to each warrant as of December 31, 2020, was 35,227 in connection with the Term Loan A and Term Loan B. Each warrant was automatically cashless exercised on August 25, 2021, in connection with the completion of the Business Combination, for 16,477 shares of Common Stock.

In March 2021, we repaid the SVB Term Loans using the proceeds from Oxford Term A Loans (defined below). The aggregate outstanding principal balance of SVB Term Loans A and B was $11.5 million at the date of repayment. We paid the entire outstanding principal balance, along with a final payment in the amount of $0.8 million (equal to 5.5% of the original aggregate principal amount), a prepayment fee of $0.1 million (equal to 1% of the original aggregate principal amount), and $37,000 of accrued interest. We recorded a loss on debt extinguishment in the amount of $0.5 million in connection with the transaction, which has been recorded in Loss on debt extinguishment on the Statement of Operations for the period. The loss on debt extinguishment includes the unamortized debt discount and final payment associated with Term Loan A and Term Loan B at the time of extinguishment along with the $0.1 million prepayment fee.

Oxford Loan Facility

In March 2021, we entered into a Loan and Security Agreement (“Oxford LSA”) with Oxford, pursuant to which we may borrow up to $30.0 million, issuable in two separate tranches of $20.0 million (“Term A Loan”) and $10.0 million (“Term B Loan”), collectively referred to as the Oxford Loans. The Term A Loan became available at the effective date of the Oxford LSA and $12.5 million of the proceeds were used to pay off the outstanding SVB Term Loans. The remaining net proceeds from Term A Loan of $7.4 million, after taking into effect specified issuance and legal fees designated within the distribution letter, were distributed in March 2021. Term B Loan will only become available upon achievement of certain clinical development milestones (“Phase II Milestones”) and is available until the earlier of (i) May 31, 2022, (ii) forty-five days after the occurrence of the Phase II Milestones, and (iii) the occurrence of an event of default. The Term A Loan has an interest-only period that commences upon the borrowing with interest due and payable upon the first day of each month. The interest-only period ends May 1, 2023, provided that upon the funding of the Term B Loan the end date will be extended to May 1, 2024. We are required to make a final payment equal to 5.5% of each funded tranche at maturity, which has been recorded as a debt discount and is being amortized over the term of the debt arrangements. The Oxford Loans have a maturity date of March 18, 2026. In connection with the Oxford LSA, we issued warrants to purchase a total of 37,575 shares of Series C Preferred Stock at an exercise price of $5.33 per share. The warrants were automatically cashless exercised on August 25, 2021, in connection with the completion of the Business Combination, for 17,575 shares of Common Stock.

DARPA Grant

In April 2021, we entered into a Research Subaward Agreement with UCSF, whereby up to $5.0 million in allowable costs are reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19 under the DARPA grant. Under the terms of Research Subaward Agreement, we are obligated to provide financial and technical reports to UCSF on a periodic basis. The subaward can be terminated by either party upon written notice and also in the event that DARPA suspends or terminates its award to UCSF. As of September 30, 2021, $3.9 million remains reimbursable for future allowable costs under the grant.

Funding Requirements

As of September 30, 2021, we had $54.8 million in cash and cash equivalents. Based upon our current operating plans, we believe that our existing cash and cash equivalents and DARPA grant funding will enable us to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•
the type, number, scope, progress, expansions, results of and timing of clinical trials and preclinical studies of our product candidates which we are pursuing or may choose to pursue in the future;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•
the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;
•
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•
the costs associated with hiring additional personnel and consultants as our clinical and preclinical activities increase;
•
the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products ;
•
any delays and cost increases that result from the COVID-19 pandemic or future epidemic diseases;

•
the terms and timing of establishing and maintaining additional collaborations, licenses and other similar arrangements; and
•
the costs associated with any products or technologies that we may in-license or acquire.

We have no other committed sources of capital, other than potential additional draw downs under the Oxford facility and the remaining reimbursement under the DARPA grant. Until we can generate a sufficient amount of product revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through equity offerings, debt financings or other capital sources, including potential additional collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

We have prepared cash flow forecasts which indicate that based on our expected operating cash flows, including net proceeds from the Business Combination and PIPE Financing discussed above, there is sufficient cash-on-hand to fund planned operations for at least twelve months from the date that the financial statements for the three and nine months ended September 30, 2021, are issued.

Public Warrants and Private Placement Warrants

LWAC issued public warrants and private placement warrants (collectively, the Warrants) in its initial public offering in January 2021. The Warrants will become exercisable beginning on January 12, 2022. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the warrants. Each whole warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share. The Warrants will become exercisable on January 7, 2022, which is 12 months from the closing of LWAC's initial public offering .

We will use commercially reasonable efforts to maintain the effectiveness of our registration statement and a current prospectus relating to those common shares issuable upon exercise of the warrants until the warrants expire or are redeemed, as specified in the Warrant Agreement, dated on January 7, 2021, between the Company and Continental Stock Transfer & Trust Company (the "Warrant Agreement"). If the common stock at the time of any exercise of a warrant is not listed on a national securities exchange, we may, at our option, require holders of the warrants who exercise their warrants to do so on a “cashless basis.” We are not required to file or maintain in effect a registration statement. In no event will the Company be required to net cash settle any warrant.

Once the public warrants and private placement warrants become exercisable, we may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, and, if and only if the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the Warrant holders.

The private placement warrants are identical to the public warrants except that, so long as they are held by the Sponsor or its permitted transferees: (i) they will not be redeemable by the Company; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.

The Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Cash Flows

The following table sets forth the cash flow from operating, investing and financing activities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(19,880)	$21,302
Investing activities	601	—
Financing activities	58,831	(392)
Net increase in cash	$39,552	$20,910

Comparison of the nine months ended September 30, 2021 and 2020

Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $19.9 million, which resulted from a net loss of $3.3 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges included $17.8 million from a gain recorded from the change in fair value of the earn-out liability, $0.2 million from a gain recorded from change in fair value of liability-classified warrants, $0.5 million from a loss recorded on debt extinguishment, $2.7 million in stock-based compensation and $0.2 million in non-cash interest expense. Changes in operating assets and liabilities included a $3.2 million increase in prepaid expenses and other assets and other non-current assets related to the payment of public company insurance policies and a $1.1 million increase in accrued expenses primarily related to legal and public company accounting fees, along with the accrued bonus.

During the nine months ended September 30, 2020, net cash provided by operating activities was $21.3 million, which resulted from net income of $20.1 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges included $0.3 million in stock-based compensation and $0.1 million of depreciation and amortization expense. Changes in operating assets and liabilities included a $0.4 million decrease in prepaid expenses and other assets primarily related to the collection of the $0.2 million receivable recorded for the R&D payroll tax credit refund and an additional $0.2 million reduction in prepaid expenses, an increase in accounts payable of $0.6 million in connection with timing of invoice payments, and a decrease in accrued expenses of $0.4 million primarily related to a reduction in the accrued bonus balance.

Investing Activities

During the nine months ended September 30, 2021, net cash provided by investing activities was $0.6 million as a result of proceeds received in connection with the sale of laboratory equipment.

There were no investing activities recorded during the nine months ended September 30, 2020.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $58.8 million, which was the result of net proceeds of $19.8 million from the issuance of the Oxford Term A Loans, partially offset by the $13.9 million repayment of the previously outstanding SVB Term A and Term B loans, and net proceeds of $52.9 million as a result of the completion of the Business Combination during the period.

During the nine months ended September 30, 2020, net cash used in financing activities was $0.4 million, which was the result of $0.5 million in term loan repayments during the period, partially offset by $0.1 million in proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed financial statements required estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations and differ from the significant accounting policies that were disclosed in our audited financial statement for the years-end December 31, 2020 and 2019. Policies that are unchanged from those disclosed in our audited financial statements for the years ended December 31, 2020 and 2019 are not repeated below.

Public Warrants and Private Placement Warrants

Upon completion of the Business Combination, we assumed public warrants and private placement warrants that were issued by LWAC in connection with their IPO in January 2021 whereby holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. We have concluded that the public warrants are equity-classified. Since the settlement value of the private placement warrants is dependent, in part, on who holds the warrants at the time of settlement, they are not considered indexed to the Company's stock and are therefore recorded as liabilities. Warrants classified as liabilities are recorded at their estimated fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in other income (expense), net in the accompanying statements of operations and comprehensive income (loss). We estimate the fair value of these warrants using the Black-Scholes option pricing model.

Earn-Out Shares

In accordance with the Merger Agreement, 5,000,000 shares are contingently issuable to Old eFFECTOR stockholders and option holders upon the occurrence of the Triggering Event, defined within the Merger Agreement as the date on which the common stock price equals or exceeds $20.00 over at least 20 trading days out of 30 consecutive trading day period for the two-year period following the close date of the Business Combination. The estimated fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the earn-out period using the most reliable information available.

We have determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR shareholders is not indexed to the Company's stock under ASC 815-40 and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to our common stock , and as such liability classification is required. Equity-linked instruments classified as liabilities are recorded at their estimated fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in other income (expense), net in the accompanying statements of operations and comprehensive income (loss).

We have determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event. The fair value of the option holder Earn-Out Shares is recorded as share-based compensation over the derived service period of the Monte Carlo simulation valuation model, recognized in research and development and general and administrative expense in the accompanying statements of operations and comprehensive income (loss).

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight- line basis. We estimate the fair value of stock option grants using the Black-Scholes option-pricing model. We account for stock options granted to non-employees using the fair value approach.

The Black-Scholes option-pricing model requires the use of subjective assumptions, including the risk- free interest rate, the expected stock price volatility, the expected term of stock options, and the expected dividend yield. The fair value of the underlying common stock used within the Black-Scholes option-pricing model is based on the closing price of our common stock on the date of grant. See Note 9 to our financial statements included elsewhere in this Form 10-Q for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the three and nine months ended September 30, 2021 and 2020.

Emerging growth company and smaller reporting company status

Following the Business Combination, we qualify as an emerging growth company under the JOBS Act. As such, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We also intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.

We will remain an emerging growth company until the earliest of (i) December 31, 2026; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Recent Accounting Pronouncements

See Note 2 to our financial statements contained elsewhere in this Form 10-Q for information concerning recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021, we had $54.8 million in cash and cash equivalents, consisting of non-interest and interest-bearing money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term, low-risk profile of our money market funds, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Our Oxford Term A Loan carries a variable interest rate equal to the greater of (i) 7.7% and (ii) the sum of the prime rate plus 4.45%. The impact of a 100 basis point change in market interest rate would not have a material impact on our financial condition and/or results of operations.

Foreign currency exchange risk

Our reporting and functional currency is the U.S. dollar. We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Effects of inflation

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We believe inflation has not had a material effect on our results of operations during the periods presented.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation and the material weakness previously identified and further discussed below, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance.

Material Weakness in Internal Control over Financial Reporting

On April 12, 2021, the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”), which clarified guidance for all SPAC-related companies regarding the accounting and reporting for their warrants. The immediacy of the effective date of the new guidance set forth in the SEC Statement has resulted in a significant number of SPACs re-evaluating the accounting treatment for their warrants with their professional advisors, including auditors and other advisors responsible for assisting SPACs in the preparation of financial statements.

Following this issuance of the SEC Statement, after consultation with LWAC’s management and audit committee, LWAC concluded that, in light of the SEC Statement, LWAC had identified a material weakness in its internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

In light of the SEC Statement and management’s evaluation in response the SEC Statement, LWAC’s audit committee, in consultation with management, concluded that LWAC did not properly account for classification of the private placement warrants and public warrants issued in January 2021 at the time of the initial public offering, and this resulted in a misstatement of warrant liabilities, change in fair value of warrant liabilities, LWAC Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the quarterly period ended March 31, 2021. As a result of this material weakness, LWAC’s management concluded that its internal control over financial reporting was not effective as of March 31, 2021.

To remediate this material weakness, LWAC restated its previously issued financial statements. LWAC’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the previously reported investments held in trust or cash.

We cannot provide complete assurance that other material weaknesses or significant deficiencies will not occur in the future or that we will be able to remediate such weaknesses or deficiencies in a timely manner. The occurrence of such material weaknesses or our inability to remediate these deficiencies could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Changes in Internal Control over Financial Reporting

Other than in connection with implementing a plan to remediate the material weakness described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. However, from time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the section titled “Risk Factors” in our Form 424(b)(3) filed with the SEC on October 5, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 25, 2021, we issued 6,070,003 shares of common stock as part of the PIPE Financing at a price per share of $10.00. The foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act, and/or Rule 506 of Regulation D promulgated under the Securities Act, as a transaction not requiring registration under Section 5 of the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a)
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of eFFECTOR Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 31, 2021).

3.2	Amended and Restated Bylaws of eFFECTOR Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 31, 2021).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 (333-257091) filed on August 5, 2021).

4.2

Warrant Agreement, dated January 7, 2021, by and between Continental Stock Transfer & Trust Company and Locust Walk Acquisition Corp. (incorporated by reference Exhibit 4.1 to the Company’s Form 8-K filed on January 13, 2021).

EX 10.1#	eFFECTOR Therapeutics, Inc. Non-Employee Director Compensation Program.

EX 10.2	Commercial Lease, dated September 29, 2021, by and between North Cedros, LLC and eFFECTOR Therapeutics, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

# Indicates a management contract of compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFFECTOR Therapeutics, Inc.

Date: November 8, 2021	By:	/s/ Stephen Worland
Stephen Worland, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Michael Byrnes
Michael Byrnes
Chief Financial Officer (Principal Financial and Accounting Officer)