Form 10-Q
period 2022-03-31
eFFECTOR Therapeutics, Inc.
filed 2022-05-10
CIK 1828522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39866

eFFECTOR Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3306396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

142 North Cedros Avenue, Suite B Solana Beach, California	92075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 925-8215

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	EFTR	Nasdaq Capital Market
Warrants to purchase common stock	EFTRW	Nasdaq Capital Market

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

As of April 30, 2022, the registrant had 41,395,362 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share par value data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$17,664	$49,702
Short-term investments	28,042	—
Prepaid expenses and other current assets	2,633	3,194
Total current assets	48,339	52,896
Property and equipment, net	149	91
Operating lease right-of-use assets	153	166
Other assets	854	903
Total assets	$49,495	$54,056
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$294	$516
Accrued expenses	2,290	3,418
Lease liabilities, current portion	46	44
Total current liabilities	2,630	3,978
Earn-out liability	1,373	12,130
Non-current term loans, net	18,816	18,760
Accrued final payment on term loans	1,100	1,100
Non-current warrant liability	233	678
Non-current lease liabilities	109	126
Total liabilities	24,261	36,772
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 and zero shares authorized at March 31, 2022 and December 31, 2021 respectively; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2022 and December 31, 2021; 41,395,352 shares issued and 41,095,352 shares issued and outstanding as of March 31, 2022; 40,689,975 shares issued and 40,389,975 shares issued and outstanding as of December 31, 2021	4	4
Additional paid-in capital	143,112	138,181
Accumulated other comprehensive loss	(50)	—
Accumulated deficit	(117,832)	(120,901)
Total stockholders' equity	25,234	17,284
Total liabilities and stockholders' equity	$49,495	$54,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	3,112	4,468
General and administrative	3,436	1,269
Total operating expenses	6,548	5,737
Operating loss	(6,548)	(5,737)
Other income (expense)
Interest income	24	1
Interest expense	(478)	(306)
Other income (expense), net	(686)	(48)
Change in fair value of earn-out liability	10,757	—
Loss on debt extinguishment	—	(492)
Total other income (expense)	9,617	(845)
Net income (loss)	$3,069	$(6,582)
Comprehensive income (loss):
Net income (loss)	$3,069	$(6,582)
Other comprehensive loss	(50)	—
Comprehensive income (loss)	$3,019	$(6,582)
Net income (loss) per share attributable to common shareholders:
Basic	$0.08	$(4.55)
Diluted	$0.07	$(4.55)
Weighted-average common shares outstanding:
Basic	40,848,325	1,445,065
Diluted	43,382,444	1,445,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (1)

(in thousands, except share data)

(Unaudited)

										Accumulated
	Series A		Series B		Series C				Additional	Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	—	$—	40,389,975	$4	$138,181	$—	$(120,901)	$17,284
Stock option exercises	—	—	—	—	—	—	4,828	—	3	—	—	3
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	700,549	—	3,791	—	—	3,791
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,137	—	—	1,137
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(50)	—	(50)
Net income	—	—	—	—	—	—	—	—	—	—	3,069	3,069
Balance at March 31, 2022	—	$—	—	$—	—	$—	41,095,352	$4	$143,112	$(50)	$(117,832)	$25,234

										Accumulated
	Series A		Series B		Series C				Additional	Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2020	11,563,819	$46,567	10,154,819	$51,084	6,734,590	$35,573	1,445,065	$—	$4,454	$—	$(136,699)	$(132,245)
Stock-based compensation expense	—	—	—	—	—	—	—	—	188	—	—	188
Net loss	—	—	—	—	—	—	—	—	—	—	(6,582)	(6,582)
Balance at March 31, 2021	11,563,819	$46,567	10,154,819	$51,084	6,734,590	$35,573	1,445,065	$—	$4,642	$—	$(143,281)	$(138,639)

(1) Historical shares and capital amounts for the year-ended December 31, 2020, have been retroactively restated for reverse recapitalization as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income (loss)	$3,069	$(6,582)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization expense	5	7
Accretion of discount and amortization of premium on investments, net	49	—
Stock-based compensation	1,138	188
Loss on debt extinguishment	—	492
(Gain)/loss on change in fair value of warrant liability	(445)	49
Gain on change in fair value of earn-out liability	(10,757)	—
Other expense related to the equity purchase agreement	1,131	—
Non-cash interest expense	93	36
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	637	532
Other non-current assets	48	—
Accounts payable	(223)	111
Accrued expenses	(1,241)	174
Operating lease right-of-use assets and liabilities, net	(1)	(4)
Net cash used in operating activities	(6,497)	(4,997)
Investing activities:
Proceeds from sale of fixed assets	—	607
Purchases of fixed assets	(57)	—
Purchases of short-term investments	(28,217)	—
Net cash (used in) provided by investing activities	(28,274)	607
Financing activities:
Payment of debt issuance costs	(37)	—
Proceeds from exercise of common stock options	3	—
Proceeds from issuance of common stock, net of issuance costs	2,767	—
Issuance of term loans, net of issuance costs	—	19,889
Repayment of term loans	—	(13,940)
Payment of offering costs	—	(1)
Net cash provided by financing activities	2,733	5,948
Net (decrease) increase in cash and cash equivalents	(32,038)	1,558
Cash and cash equivalents at beginning of period	49,702	15,216
Cash and cash equivalents at end of period	$17,664	$16,774
Supplemental disclosure of cash flow information:
Interest paid	$422	$296
Supplemental disclosure of non-cash investing and financing activities:
Issuance of commitment shares	$862	$—
Accrued issuance costs	$107	$55
Accrued debt issuance costs	$—	$54
Purchases of fixed assets included in accounts payable and accrued expenses	$7	$—

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

The Company is a clinical-stage biopharmaceutical company focused on pioneering the discovery and development of a new class of oncology drugs the Company refers to as selective translation regulator inhibitors. The Company’s principal operations are in the United States, with its headquarters in Solana Beach, California. The Company has devoted substantially all of its resources to raising capital, identifying potential product candidates, establishing its intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. The Company has not generated revenues from its principal operations through March 31, 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all the disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, LWAC was treated as the “acquired” Company and eFFECTOR is treated as the acquirer for financial reporting purposes.

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Old eFFECTOR issuing stock for the net assets of LWAC, accompanied by a recapitalization. The net assets of LWAC are stated at historical cost, with no goodwill or other intangible assets recorded.

Old eFFECTOR was determined to be the accounting acquirer based on the following predominant factors:

•
Old eFFECTOR’s shareholders had a majority of the voting power of the combined company;
•
the Board and Management were primarily composed of individuals associated with Old eFFECTOR; and
•
Old eFFECTOR comprised all of the ongoing operations of the combined company.

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

The Company has experienced net losses and negative cash flows from operating activities since its inception, aside from the years ended December 31, 2021 and December 31, 2020 when net income was realized as a result of a gain on change in fair value recognized associated with the earn-out liability and non-recurring revenue in connection with the Research Collaboration and License Agreement with Pfizer, respectively. The Company has an accumulated deficit of $117.8 million at March 31, 2022. For the three months ended March 31, 2022, the Company used $6.5 million in cash for operations. At March 31, 2022, the Company had cash and cash equivalents of $17.7 million and short-term investments of $28.0 million. The Company anticipates that its expenses will increase significantly in connection with its ongoing activities to support its research and development efforts, and it expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future.

The Company believes that its cash and cash equivalents and short-term investments held as of March 31, 2022 are sufficient to fund planned operations for at least twelve months from the date that these financial statements are issued, though the Company may pursue additional cash resources through public or private equity or debt financings. Additionally, in January 2022, the Company entered into an equity purchase agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park"), which included an initial purchase of $3.0 million of shares of common stock and provides for the availability of an additional $47.0 million of shares of its common stock over the thirty-six (36) month term subject to certain conditions (refer to Note 9).

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

Earn-out Shares

In accordance with the Merger Agreement, 5,000,000 shares ("Earn-Out Shares") are contingently issuable to Old eFFECTOR stockholders and option holders upon the occurrence of the Triggering Event (see Note 3), defined within the Merger Agreement as the date on which the common stock price equals or exceeds $20.00 over at least 20 trading days out of a 30 consecutive trading day period during the two-year period following the close date of the Business Combination. The estimated fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the earn-out period using the most reliable information available.

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

The Company has determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event. The fair value of the option holder Earn-Out Shares is recorded as share-based compensation over the derived service period of the Monte Carlo simulation valuation model, recognized in research and development and general and administrative expense in the statements of operations and comprehensive income (loss).

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains or losses on available-for-sale investments. The Company presents comprehensive loss and its components as part of the statements of operations and comprehensive loss.

Cash, Cash Equivalents and Short-term Investments

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of money market funds and U.S. Treasury Securities with an original maturity of less than three months at the date of purchase.

Short-term Investments

Short-term investments consist of U.S. Treasury securities, classified as available-for-sale securities and have maturities of greater than three months but less than one year. The Company has classified all of its available-for-sale securities as current assets on the balance sheets because these are considered highly liquid securities and are available for use in current operations. The Company carries these securities at fair value, and reports unrealized gains and losses as a separate component of accumulated other comprehensive loss. Amortization and accretion of any purchase premiums or discounts is included in interest income in the statements of operations and comprehensive loss.

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard in the first quarter of 2021 using the prospective method, and the adoption did not have a material impact on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which addresses the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusion. In addition, this ASU improves and amends the related earnings per share guidance. The amendments in this ASU are effective for the Company on January 1, 2024, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company early adopted this standard on January 1, 2022 and there was no impact on its financial statements or the related disclosures.

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

The Company has used the treasury stock method to calculate diluted net income (loss) per share for the three months ended March 31, 2022. Diluted net income per share for the three months ended March 31, 2022 and the three months ended March 31, 2021 also reflects the assumed exercise of options outstanding during the period using the treasury stock method, to the extent dilutive. Warrants were excluded from the calculation of diluted net income per share for the three months ended March 31, 2022 and the three months ended March 31, 2021 as their effect would be anti-dilutive.

As a result of the Business Combination, the Company has retroactively restated the weighted average shares outstanding prior to August 25, 2021, to give effect to the Exchange Ratio.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
Basic Net Income (Loss) per share
Net income (loss)	$3,069	$(6,582)
Weighted average common shares outstanding - basic	40,848,325	1,445,065
Net income (loss) per share - basic	$0.08	$(4.55)
Diluted Net Income (Loss) per share
Net income (loss)	$3,069	$(6,582)
Weighted average common shares outstanding - basic	40,848,325	1,445,065
Weighted average effect of dilutive securities:
Stock options	2,534,119	—
Weighted average common shares outstanding - diluted	43,382,444	1,445,065
Net income (loss) per share - diluted	$0.07	$(4.55)

Potentially dilutive securities as of March 31, 2022 and 2021 are as follows (in common stock equivalent shares):

	For the Three Months Ended March 31,
	2022	2021

Series A Convertible Preferred Stock	—	11,563,819
Series B Convertible Preferred Stock	—	10,154,819
Series C Convertible Preferred Stock	—	6,734,590
Series C Convertible Preferred Stock Warrants	—	108,029
Public warrants	5,833,333	—
Private placement warrants	181,667	—
Earn-Out Shares	5,000,000	—
Unvested sponsor shares	300,000	—
Stock options outstanding	2,122,826	3,909,237
Total	13,437,826	32,470,494

3. Business Combination

As discussed in Note 1, on August 25, 2021, the Company completed the Business Combination pursuant to the Merger Agreement. Upon closing of the Business Combination, the combined company was renamed eFFECTOR Therapeutics, Inc.

As a result of the Business Combination, each share of Old eFFECTOR preferred stock and common stock was converted into the right to receive approximately 0.09657 shares of the Company's common stock for an aggregate of 30,021,762 shares of common stock issued in the Business Combination. Former holders of shares of Old eFFECTOR common stock (including shares received as a result of the conversion of Old eFFECTOR preferred stock and the exercise of Old eFFECTOR warrants) and former holders of options to purchase shares of Old eFFECTOR will also be entitled to receive their pro rata share of up to 5,000,000 Earn-Out Shares of common stock if, on or prior to August 26, 2023, the closing share price of shares of common stock equals or exceeds $20.00 over at least 20 trading days within a 30-day trading period (the “Triggering Event”) and, in respect of each former holder of Old eFFECTOR stock options, such holder continues to provide services to the Company or one of its subsidiaries at the time of such Triggering Event. The Earn-Out Shares will also be earned and issuable in the event of a change in control of the Company on or prior to August 26, 2023 that results in the holders of common stock receiving a per-share price equal to or in excess of $20.00.

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

In connection with the closing of the Business Combination, the LWAC sponsor received 4,056,250 shares of eFFECTOR common stock, of which 300,000 shares were subject to vesting if, on or prior to August 25, 2024, the price of shares of common stock equals or exceeds $15.00 per share for a period of at least 20 trading days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination (the "Sponsor Shares"). The 300,000 sponsor shares subject to vesting meet the criteria for equity classification, but are not considered outstanding from an accounting perspective. These shares are considered issued but not outstanding as of March 31, 2022 and have been excluded from outstanding shares in the calculation of income (loss) per share for the three months ended March 31, 2022.

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

The Company estimates the fair value of its warrant liabilities at the time of issuance and subsequent remeasurement using the Black-Scholes option pricing model at each reporting date, if required, based on the following inputs: the risk-free interest rates; the expected dividend rates; the remaining contractual life of the warrants; the fair value of the underlying stock; and the expected volatility of the price of the underlying stock. The estimates are based, in part, on subjective assumptions and could differ materially in the future. Changes to these assumptions as well as the fair value of the Company’s stock on the reporting date can have a significant impact on the fair value of the warrant liability.

The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$12,665	$12,665	$—	$—
U.S. Treasury securities	4,999	—	4,999	—
Short-term investments:
U.S. Treasury securities	28,042	—	28,042	—
Total assets	$45,706	$12,665	$33,041	$—
Liabilities
Private placement warrant liability	$233	$—	$—	$233
Earn-out liability	1,373	—	—	1,373
Total liabilities	$1,606	$—	$—	$1,606

		Fair Value Measurements Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2021	Level 1	Level 2	Level 3
Assets
Money market funds	$49,702	$49,702	$—	$—
Total assets	$49,702	$49,702	$—	$—
Liabilities
Private placement warrant liability	$678	$—	$—	$678
Earn-out liability	12,130	—	—	12,130
Total liabilities	$12,808	$—	$—	$12,808

Cash Equivalents and Short-Term Investments

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. Treasury securities. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers.

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $12.7 million and $49.7 million as of March 31, 2022 and December 31, 2021, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $33.0 million as of March 31, 2022 were classified as Level 2 instruments, $5.0 million of which is included in cash and cash equivalents and $28.0 million of which is included in short-term investments. There were no marketable securities as of December 31, 2021. Accrued interest receivable related to short-term investments was $0.1 million as of March 31, 2022, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The following tables summarize the Company’s short-term investments accounted for as available-for-sale securities as of March 31, 2022 (in thousands):

			March 31, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	1 year or less	$33,091	$—	$(50)	$33,041
		$33,091	$—	$(50)	$33,041

Preferred Stock Warrant Liability

The preferred stock warrant liability was measured at fair value, using a combination of observable and unobservable inputs. The change in fair value of preferred stock warrant liabilities were recorded in Other income (expense) on the statement of operations and comprehensive income (loss). All outstanding preferred stock warrants were cashless exercised as a result of the Business Combination on August 25, 2021 (See Note 8). The preferred stock warrants were remeasured to fair value on the date of cashless exercise based on the net shares issued and fair value of common stock on the settlement date, which was the close date of the Business Combination on August 25, 2021.

The following table presents activity for the preferred stock warrant liability measured at fair value using significant unobservable Level 3 inputs during the three months ended March 31, 2021 (in thousands):

Series C Preferred Stock Warrant Liability
Balance at December 31, 2020	$433
Issuance of new warrants	271
Change in fair value	49
Balance at March 31, 2021	$753

Private Placement Warrant Liability

In connection with the Business Combination, the Company assumed the public and private placement warrants described in Note 2. The private placement warrants are precluded from equity treatment and are recorded as liabilities as they are not considered indexed to the Company's Common Stock. The private placement warrant liability is measured at fair value, using a combination of observable and unobservable inputs. The change in fair value of the private placement warrant liability is recorded in other income (expense) on the statement of operations and comprehensive income (loss). The following key assumptions were used in determining the fair value of the private placement warrant liability valued using the Black-Scholes option pricing model as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Common stock price	$4.01	$8.28
Expected volatility	70.0%	65.0%
Risk-free interest rate	2.4%	1.3%
Expected term (in years)	4.4	4.7
Expected dividend yield	—	—

The following table presents activity for the private placement warrant liability measured at fair value using significant unobservable Level 3 inputs during the three months ended March 31, 2022 (in thousands):

Private Placement Warrant Liability
Private Placement Warrants liability - August 25, 2021 (closing date)	$1,862
Change in fair value - Closing Date through December 31, 2021	(1,184)
Balance at December 31, 2021	678
Change in fair value	(445)
Balance at March 31, 2022	$233

Earn-Out Liability

Former holders of shares of Old eFFECTOR common stock were allocated Earn-Out Shares in connection with the completion of the Business Combination with LWAC which are accounted for as liabilities. Please refer to Note 11 for additional details surrounding the valuation methodology for these Earn-Out Shares.

5. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021

Lab equipment	$30	$30
Computer and office equipment	130	127
Furniture and fixtures	30	64
Construction in process	128	74
	318	295
Less accumulated depreciation and amortization	(169)	(204)
	$149	$91

The Company recorded depreciation and amortization expense of approximately $5 thousand and $7 thousand for the three months ended March 31, 2022 and 2021, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Employee compensation	$588	$1,343
Research and development	756	1,115
Professional and outside services	456	452
Interest	133	133
Income taxes payable	351	351
Other	6	24
	$2,290	$3,418

7. Term Loans

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

On February 22, 2022, the Company entered into an amendment to the Oxford LSA whereby the interest only period for the Term A Loans will end on March 1, 2024, instead of May 1, 2023. In connection with the amendment, the maturity of the Term A Loans was extended from March 18, 2026 to February 1, 2027. Additionally, Term B Loans will now become available to the Company after January 1, 2023, and upon achievement of certain clinical development milestones, until the earlier of (i) June 30, 2023, (ii) 45 days after the achievement of certain clinical development milestones (the "Phase II Milestones"), and (iii) the occurrence of an event of default. The interest-only period ends March 1, 2024, provided that upon the funding of the Term B Loans the end date will be extended to March 1, 2025.

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

The Company recorded a debt discount of $1.6 million for the estimated fair value of warrants, debt issuance costs and final payment to be made, which is being amortized to interest expense over the term of the loan using the effective-interest method. As of March 31, 2022, the Company had $20.0 million of outstanding principal under the Term A Loans of which $18.8 million is reflected on the balance sheet net of debt discounts. Interest expense, including amortization of debt discount related to the Oxford Term A Loans, totaled $0.5 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The Company is in compliance with all covenants under the Oxford LSA as of March 31, 2022. The Term A Loans include customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term A Loans. There have been no events of default as of the date of issuance of these financial statements.

Based on the outstanding principal amounts for the Company’s Term A Loans, the following table sets forth by year the Company’s required future principal payments as of March 31, 2022 (in thousands):

As of March 31, 2022
2024	$5,555
2025	6,667
2026	6,667
2027	1,111
Required future principal payments	$20,000
Unamortized debt discount	(1,184)
Non-current term loans, net as of March 31, 2022	$18,816

SVB Term Loans

In August 2018, Old eFFECTOR entered into a Loan and Security Agreement (“LSA”) with Silicon Valley Bank (“SVB”), pursuant to which the Company was allowed borrow up to $20.0 million, issuable in three separate tranches of $7.5 million (“Term Loan A”), $7.5 million (“Term Loan B”) and $5.0 million (“Term Loan C”), collectively referred to as the Term Loans. The Term Loan A became available to the Company at the effective date of the LSA on August 31, 2018 and the Company borrowed the $7.5 million under the Term Loan A on that date, receiving the cash proceeds on September 5, 2018. Term Loan B was immediately available commencing on the effective date of the LSA and ending on the earlier of 1) August 31, 2019, and 2) the occurrence of an event of default. The Company borrowed the $7.5 million under Term Loan B on November 19, 2018. Term Loan C was not drawn. The Term Loans had an interest-only period that commenced upon the borrowing of each tranche of the Term Loans with interest due and payable upon the first day of each month. The interest-only period ended August 31, 2020. The Company was required to make a final payment equal to 5.5% of the original aggregate principal amount of the Term Loans at maturity, which was accrued over the term of the debt arrangements. The Term Loans had a maturity date of February 1, 2023. In connection with the LSA, the Company issued two separate warrants, each to purchase up to 46,970 shares of Series C Preferred Stock at an exercise price of $5.33 per share, to SVB and Life Science Loans II, LLC (life science loan sector of SVB). The number of shares subject to each warrant as of December 31, 2020, was 35,227 in connection with the Term Loan A and Term Loan B. Each warrant was automatically exercised on a cashless basis on August 25, 2021, in connection with the completion of the Business Combination, for 16,477 shares of Common Stock.

The Term Loans carried an interest rate equal to the greater of 1.5% plus prime or 6.5%, with an effective interest rate at December 31, 2020, of 9.1% and 9.0% for Term Loan A and Term Loan B, respectively.

The Company recorded a debt discount of $0.2 million for the estimated fair value of warrants and debt issuance costs upon the borrowing of each Term Loan A and Term Loan B, which was being amortized to interest expense over the term of the loan using the effective-interest method. Interest expense, including amortization of debt discount related to the SVB Term Loans, totaled zero and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

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

Private placement warrants are liability-classified (See Note 4) and the public warrants are equity-classified. The following table summarizes the number of outstanding public warrants and private placement warrants and the corresponding exercise price as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021	Exercise Price	Expiration Date
Public warrants	5,833,333	5,833,333	$11.50	August 24, 2026
Private placement warrants	181,667	181,667	$11.50	August 24, 2026

9. Equity Purchase Agreement

On January 24, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) which provides for the sale to Lincoln Park up to $50.0 million of shares (the “Purchase Shares”) of the Company's common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park made an initial purchase of $3.0 million of shares of common stock (the "Initial Purchase"), which equated to 557,610 shares of common stock, and the Company issued 142,939 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. As of March 31, 2022, the Company had not initiated any additional purchases under the Purchase Agreement.

Under the Purchase Agreement, the Company has sole discretion, subject to certain conditions, on any business day selected by the Company to require Lincoln Park to purchase up to 30,000 shares of common stock (the “Regular Purchase Amount”) at the Purchase Price (as defined below) per purchase notice (each such purchase, a “Regular Purchase”). The Regular Purchase Amount may be increased as follows: to up to 50,000 shares if the closing price is not below $5.00, and up to 75,000 shares if the closing price is not below $10.00. Lincoln Park’s committed obligation under each Regular Purchase is capped at $2,500,000, unless the Parties agree otherwise. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to the lesser of: (i) the lowest sale price of the common shares during the Purchase Date, or (ii) the average of the three (3) lowest closing sale prices of the common shares during the ten (10) business days prior to the Purchase Date.

In addition to Regular Purchases and subject to certain conditions and limitations, the Company in its sole discretion may require Lincoln Park on each Purchase Date to purchase on the following business day up to the lesser of (i) three (3) times the number of shares purchased pursuant to such Regular Purchase or (ii) 25% of the trading volume on the Accelerated Purchase Date (the “Accelerated Purchase”) (unless the Parties agree otherwise) at a purchase price equal to the lesser of 97% of (i) the closing sale price on the Accelerated Purchase Date, or (ii) the Accelerated Purchase Date’s volume weighted average price (the “Accelerated Purchase Price”). The Company has the sole right to set a minimum price threshold for each Accelerated Purchase in the notice provided with respect to such Accelerated Purchase and under certain circumstances and in accordance with the Purchase Agreement the Company may direct multiple Accelerated Purchases in a day.

The aggregate number of shares that the Company can sell to Lincoln Park under the Purchase Agreement may not exceed 8,133,926 shares of the Common Shares (which is equal to approximately 19.99% of the shares of the Common Shares outstanding immediately prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of Common Shares to Lincoln Park under the Purchase Agreement equals or exceeds $6.42 per share; provided that at no time may Lincoln Park (together with its affiliates) beneficially own more than 4.99% of the Company’s issued and outstanding Common Shares.

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions, indemnification and termination provisions. The Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park. Further, Lincoln Park has covenanted not to engage in any direct or indirect short selling or hedging of the Common Shares. There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into a similar type of agreement or Equity Line of Credit during the Term, excluding an At-The-Market transaction with a registered broker-dealer), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement.

10. Preferred Stock and Stockholders’ Deficit

Preferred Stock

Upon closing of the Business Combination transaction, pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company authorized 100,000,000 shares of preferred stock with a par value $0.0001 per share. eFFECTOR's board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock immediately after the closing of the Business Combination.

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

2021 Equity Incentive Plan and ESPP

In connection with the consummation of the Business Combination on August 25, 2021, the Board of Directors approved the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”). As of March 31, 2022, 6,508,048 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan, inclusive of any shares of Common Stock subject to stock options, restricted stock awards or other awards that were assumed in the Business Combination. As of March 31, 2022, 2,190,701 options to purchase common shares have been awarded and 4,391,792 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

At a special meeting of stockholders held on August 24, 2021, stockholders considered and approved the eFFECTOR Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the "ESPP"). The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. An aggregate of 880,000 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by our board of directors; provided that the total number of shares of common stock that become available for issuance under the ESPP will never exceed 15,000,000. If our capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the ESPP will be appropriately adjusted. As of March 31, 2022, no shares had been issued under the ESPP, and the full number of shares authorized under the ESPP was available for issuance.

Stock Options

In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”), which was amended in February 2016. The Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights, and stock bonuses to directors, employees and consultants of the Company. As of March 31, 2022 and December 31, 2021, the number of shares reserved under the 2013 Plan was 3,881,785 and 3,886,613, respectively.

The terms of the 2021 Plan provide for the grant of incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights, and stock bonuses to directors, employees and consultants of the Company. As of March 31, 2022 and December 31, 2021, the number of shares reserved under the 2021 Plan was 6,508,048.

There were zero shares available for grant under the 2013 Plan as of March 31, 2022 and December 31, 2021. In connection with the completion of the Business Combination and the adoption of the 2021 Plan, no further awards will be granted under the 2013 Plan. Options granted under the 2021 Plan are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant, or in the case of certain non-statutory options, ten years from the date of grant. The exercise price of each option shall be determined by the Board of Directors based on the estimated fair value of the Company’s stock on the date of the option grant. In the case of incentive stock options, the exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s stock at the date of grant and for a term not to exceed five years.

A summary of the Company’s stock option activity under the plans is as follows (in thousands, except share and per share amounts and years):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,193,321	$2.41	6.0	$26,115
Granted	1,846,215	6.52	9.8
Exercised	(4,828)	0.52	1.1
Cancelled	(36,667)	11.36	9.5
Outstanding at March 31, 2022	5,998,041	$3.62	7.0	$9,775
Vested and exercisable at March 31, 2022	3,276,219	$1.66	5.0	$8,425

For the three months ended March 31, 2022 the total fair value of vested options was $0.7 million. The weighted-average grant date fair value of employee and non-employee option grants during the three months ended March 31, 2022 was $4.55 per share.

Common Stock

During the three months ended March 31, 2022 and 2021, the Company issued 4,828 and zero shares of common stock in connection with the exercise of stock options, for net cash proceeds of $2,500 and zero, respectively.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense specifically related to stock options of $0.8 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.7% - 2.2%	0.7%
Expected volatility	82% - 84%	90%
Expected term (in years)	5.5 - 6.1	6.1
Expected dividend yield	0%	0%

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

As of March 31, 2022, the unrecognized compensation cost related to outstanding employee options was $9.1 million and is expected to be recognized as expense over approximately 3.0 years. Unrecognized compensation cost related to outstanding nonemployee options was $2.1 million as of March 31, 2022, and is expected to be recognized as expense over approximately 2.0 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of March 31, 2022 and December 31, 2021:

March 31, 2022
Convertible preferred stock	—
Stock options issued and outstanding	5,998,041
Preferred stock warrants issued and outstanding	—
Public warrants issued and outstanding	5,833,333
Private placement warrants issued and outstanding	181,667
Earn-Out shares	5,000,000
Unvested sponsor shares	300,000
Authorized for future stock awards or option grants	4,391,792
Total	21,704,833

11. Earn-Out Shares

In accordance with the Merger Agreement, 5,000,000 Earn-Out Shares are contingently issuable to Old eFFECTOR stockholders and option holders upon the occurrence of the Triggering Event, defined within the Merger Agreement as the date on which the common stock price equals or exceeds $20.00 over at least 20 trading days out of 30 consecutive trading day period for the two-year period following the close date of the Business Combination. As of March 31, 2022 and December 31, 2021, the stockholders and option holders will be eligible to receive approximately 4,426,889 and 573,111 Earn-Out Shares, respectively, based on the fully diluted cap table of Old eFFECTOR. The fair value of the Earn-Out Shares was $2.74 per share as of December 31, 2021. The fair value of the Earn-Out Shares is $0.31 per share as of March 31, 2022.

The estimated fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earn-Out Period using the most reliable information available. Assumptions used in the valuation were as follows:

	March 31, 2022	December 31, 2021
Stock price	$4.01	$8.28
Expected volatility	70.0%	65.0%
Risk-free interest rate	2.0%	0.6%
Forecast period (in years)	1.4	1.6
Cost of equity	20.0%	20.0%

Old eFFECTOR Shareholders

The Company has determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR shareholders is not indexed to the Company's stock under ASC 815-40 and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to the common stock of the Company, and as such liability classification is required. As of the consummation date of the Business Combination, the estimated fair value of the shareholder Earn-Out Shares was approximately $61.0 million and the Company will revalue the liability each reporting period with the changes in fair value being recorded to the Statements of Operations. For the three months ended March 31, 2022, there was a decrease in the earn-out liability of $10.8 million which was recorded as a gain on change in fair value within the statements of operations. In accordance with the Merger Agreement, Earn-Out Shares attributable to Old eFFECTOR option holders who discontinue providing service before the occurrence of the Triggering Event are reallocated to the remaining eligible stockholders and option holders.

The earn-out liability is recorded on the balance sheet as a non-current liability since the expected date of achievement based on the valuation model is not within the next twelve months. The following table presents activity for the Earn-Out liability measured at fair value using significant unobservable Level 3 inputs at December 31, 2021 and March 31, 2022 (in thousands):

Earn-out Liability
Earn-out liability - August 25, 2021 (Closing Date)	$61,024
Incremental shares due to option holder forfeitures	16
Change in fair value - Closing date through December 31, 2021	(48,910)
Earn-out liability - December 31, 2021	12,130
Change in fair value	(10,757)
Balance at March 31, 2022	$1,373

Old eFFECTOR Option Holders

The contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event. The fair value of the option holder Earn-Out Shares at the Merger closing date (August 25, 2021) is approximately $7.9 million, which was recorded as share-based compensation over the derived service period of 0.36 years following the consummation of the Business Combination. For the three months ended March 31, 2022, there was approximately $0.3 million recorded in share-based compensation related to the Earn-Out Shares and the derived service period was completed as of March 31, 2022, with no additional share-based compensation expense to be recorded.

12. License Agreements

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

The Company paid an annual minimum royalty of $15,000 to UCSF for each of the three months ended March 31, 2022 and 2021. All license related fees were recorded as research and development expense.

13. Research Collaboration and License Agreement

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

There was no revenue recorded in connection with this agreement for the three months ended March 31, 2022 and 2021 because all development and sales milestones (variable consideration) were fully constrained.

14. DARPA Grant Revenue

In April 2021, the Company entered into a Research Subaward Agreement with UCSF, whereby up to $5.0 million in allowable costs are reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19 under the DARPA grant. Under the terms of Research Subaward Agreement, the Company is obligated to provide financial and technical reports to UCSF on a periodic basis. The subaward can be terminated by either party upon written notice and also in the event that DARPA suspends or terminates its award to UCSF. The Company did not recognized any revenue during the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the Company had a receivable of zero and $0.1 million recorded within prepaid expenses and other current assets on the balance sheets, respectively. The initial award period for the DARPA grant ended in December 2021 and in April 2022 the Company received an extension of the award period to December 2022, with the same maximum $5.0 million reimbursement amount. As of March 31, 2022, $3.6 million remains reimbursable for allowable costs under the grant.

15. Commitments and Contingencies

Leases

In November 2020, the Company entered into a non-cancelable operating sublease for office space in San Diego, California, with a lease term through December 2021. Rent expense under this lease was zero and $24,000 for the three months ended March 31, 2022 and 2021.

In September 2021, the Company entered a non-cancelable three-year lease for certain new office space in Solana Beach, California, with an option to renew for an additional three-year term. The initial term of the lease started on November 1, 2021, and it serves as the Company's new headquarters. Rent expense under this lease was $16,000 for the three months ended March 31, 2022.

During the three months ended March 31, 2022 and 2021, the Company paid $18,000 and $28,000, respectively, in lease payments, which were included in operating activities in the statements of cash flows.

The following table summarizes supplemental balance sheet information related to leases as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$153	$166
Total right-of-use assets	153	166
Liabilities
Operating lease liabilities, current	46	44
Operating lease liabilities, non-current	109	126
Total operating lease liabilities	$155	$170

As of March 31, 2022, the future minimum annual lease payments under the existing operating leases were as follows (in thousands, except for weighted-average remaining lease term and weighted-average discount rate):

Remainder of 2022	$41
2023	69
2024	62
Total remaining lease payments	172
Less: imputed interest	(17)
Total operating lease liabilities	155
Less: current portion	(46)
Long-term operating lease liabilities	$109
Weighted-average remaining lease term (in years)	2.60
Weighted-average discount rate	8%

16. Subsequent Events

For the purposes of the financial statements as of March 31, 2022 and the three months then ended, the Company has evaluated subsequent events through May 10, 2022, the date on which these unaudited consolidated financial statements were issued.

In April 2022, the Company received notification from DARPA and UCSF that the end date of the subaward grant, which had an initial award period ending in December 2021, was extended to December 2022, with the same maximum $5.0 million reimbursement amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to “we,” “our,” “us” or “eFFECTOR” refer to the business of eFFECTOR Therapeutics, Inc. prior to the consummation of the Business Combination, which is our business following the consummation of the Business Combination. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the SEC on March 16, 2022.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, the impact of the COVID-19 pandemic on our business, the potential to develop future product candidates, the potential benefits of strategic collaborations, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 16, 2022. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a clinical-stage biopharmaceutical company pioneering the development of a new class of oncology drugs we refer to as STRIs. Translation is the process in cells whereby the synthesis of proteins is directed by information contained in genetic sequences. We utilized our proprietary selective translation regulation technology platform to internally discover a portfolio of small molecule STRI product candidates. Our product candidates target the eIF4F complex and its activating kinase, mitogen-activated protein interacting kinase (“MNK”). The eIF4F complex is a central node where two of the most frequently mutated signaling pathways in cancer, the PI3K-AKT and RAS-MEK pathways, converge to activate the translation of select mRNA into proteins that are frequent culprits in key disease-driving processes. Inhibition of any one of these targets simultaneously downregulates multiple disease-driving proteins before they are synthesized. Each of our product candidates is designed to act on a single protein that drives the expression of a network of multiple functionally related proteins, including oncoproteins, immunosuppressive proteins in T cells and proteins known to drive drug resistance that together control tumor growth, survival and immune evasion.

On August 25, 2021, LWAC completed the acquisition of Old eFFECTOR, a private company, pursuant to the Merger Agreement dated May 26, 2021. Our principle operations commenced in 2012 upon incorporation of Old eFFECTOR in the state of Delaware.

Our lead product candidate, tomivosertib, is an oral small-molecule inhibitor of MNK that we are developing in combination with inhibitors of anti-PD-(L)1 therapy, for the treatment of patients with solid tumors. In June 2021, we initiated dosing in KICKSTART, our randomized Phase 2b clinical trial evaluating tomivosertib in combination with pembrolizumab in patients with metastatic non-small cell lung cancer (“NSCLC”). We recently updated our trial design to focus on the largest segment of that market, patients who are undergoing their initial, or frontline, course of treatment. The revised trial includes the following two cohorts: (1) “PD-L1 ≥50% cohort”, for patients with PD-(L)1 expression ≥50% who will receive tomivosertib or placebo in combination with pembrolizumab as their initial therapy; and (2) a new “PD-L1 ≥1% cohort” for patients with PD-(L)1 expression ≥1% who will receive tomivosertib or placebo in combination with pembrolizumab as maintenance therapy immediately after completing the platinum-based chemotherapy doublet phase of their frontline treatment without disease progression. We anticipate reporting topline data from both cohorts in the first half of 2023. Our second product candidate, zotatifin, is an inhibitor of eIF4A, a component of the eIF4F complex, and is currently being evaluated in a Phase 1/2 clinical trial in patients with certain solid tumors. We have completed the Phase 1 portion of this trial and are currently enrolling patients in multiple Phase 2a open-label expansion cohorts in biomarker-selected patients with tumors driven by multiple proteins shown in our preclinical studies to be downregulated by zotatifin. We anticipate reporting initial response data from one or more of the expansion cohorts, as well as additional data from the Phase 1 dose escalation portion of the trial, in the first half of 2022. We anticipate reporting topline results from the trial in the second half of 2022. We are also conducting a Phase 1b clinical trial evaluating zotatifin as an antiviral agent against SARS-CoV-2. We have entered into a global research collaboration and license agreement with Pfizer for our earliest stage program, inhibitors of eIF4E, and Pfizer is currently conducting IND-enabling studies for this program.

Since our inception in 2012 we have devoted substantially all of our resources to raising capital, identifying potential product candidates, establishing our intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. As of March 31, 2022, we have raised a total of $298.4 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer ("Pfizer Agreement"), $35.0 million from loans under credit facilities, $3.0 million gross proceeds from the sale of common stock under the equity purchase agreement ("Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), and $1.4 million in grant revenue under the Research Subaward Agreement with The Regents of the University of California, on behalf of its San Francisco campus ("UCSF"). Other than with respect to the net income generated as a result of revenue under the Pfizer Agreement generated in 2020, we have incurred significant operating losses since our inception. For the three months ended March 31, 2022 and 2021, our net income and net loss for the respective periods was $3.1 million and $6.6 million. Our net income was generated as a result of a gain on change in fair value recognized in connection with the earn-out liability in 2021 and the first quarter of 2022. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $117.8 million and $120.9 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with the research and development of our product candidates and development programs, and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and losses for at least the next several years. We anticipate our expenses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. As of March 31, 2022, we had $17.7 million in cash and cash equivalents and $28.0 million in short-term investments. To fund further operations, we will need to raise additional capital. Our current capital resources will not be sufficient for us to complete the clinical development of any of our product candidates or, if applicable, to prepare for commercializing any product candidate which may receive approval from the FDA or comparable foreign regulatory authority. Accordingly, we expect to finance our cash needs through a combination of equity offerings, debt financings, or other capital sources, including potential additional collaborations, licenses, and other similar arrangements. Adequate funding may not be available to us on acceptable terms, if at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Pursuant to the terms of the Merger Agreement, our shareholders exchanged their interests in LWAC and Old eFFECTOR for shares of common stock of eFFECTOR. In addition, awards under the our existing equity incentive plans, including the 2013 Plan, continue in full force and effect on the same terms and conditions as were previously applicable to such awards, subject to adjustments to the exercise price and number of shares of common stock issuable upon exercise based on the final exchange ratio calculated in accordance with the Merger Agreement.

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

The transaction was accounted for as a “reverse recapitalization” in accordance with GAAP. Under the reverse recapitalization model, the Business Combination was treated as Old eFFECTOR issuing equity for the net assets of LWAC, with no goodwill or intangible assets recorded. Under this method of accounting, LWAC was treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the Business Combination, eFFECTOR stockholders have a majority of the voting power of the combined company, comprise all of the ongoing operations of the combined entity, comprise a majority of the governing body of the combined company, and eFFECTOR senior management comprise all of the senior management of the combined company. Reported results from operations included herein prior to the Business Combination are those of Old eFFECTOR. The shares and corresponding capital amounts, options and related per share amounts, and loss per share related to Old eFFECTOR's outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the exchange ratio established in the Merger Agreement (1.00 share of Old eFFECTOR for 0.09657 shares of eFFECTOR) (the "Exchange Ratio").

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

Pursuant to the Pfizer Agreement, we received an upfront, one-time, non-refundable, non-creditable payment of $15 million dollars from Pfizer. Pfizer was obligated to reimburse us for costs incurred for research performed, up to a specified cap in the low double-digit millions. Upon the achievement of specified development, regulatory and sales milestones, Pfizer will be obligated to pay us up to $480 million dollars in the aggregate, as well as to pay us high single-digit percentage royalties on annual net sales of each licensed product. See “Business — Our Collaboration and License Agreements” in our Annual Report on Form 10-K filed with the SEC on March 16, 2022, for additional information about this agreement, including with respect to potential payments to us thereunder.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands).

	Three Months Ended March 31,
	2022	2021
External development program expenses:
tomivosertib	$906	$1,986
zotatifin	709	1,224
eIF4E	8	19
Unallocated internal research and development expenses:
Personnel related	1,117	749
Other	372	490
Total research and development expenses	$3,112	$4,468

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

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest on our outstanding debt facilities. We entered into a new debt facility with Oxford Financial LLC (“Oxford”) in March 2021. Interest expense recorded in the three months ended March 31, 2022, consisted of amounts attributable to the Oxford term loan, and interest expense recorded in the three months ended March 31, 2021, consisted of amounts attributable to our then outstanding terms loans with Silicon Valley Bank ("SVB"), as well as the Oxford term loan.

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

In January 2022, we entered into the Purchase Agreement with Lincoln Park and recorded other expense in connection with commitment shares of common stock issued to Lincoln Park in the transaction.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Period-to- Period
	2022	2021	Change
Operating expenses:
Research and development	3,112	4,468	(1,356)
General and administrative	3,436	1,269	2,167
Total operating expenses	6,548	5,737	811
Loss from operations	(6,548)	(5,737)	(811)
Other income (expense)	9,617	(845)	10,462
Net income (loss)	$3,069	$(6,582)	$9,651

Research and Development Expenses

Research and development expenses were $3.1 million and $4.5 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in research and development expenses during this period of $1.4 million, was primarily due to a $1.6 million decrease in external costs, including a $1.1 million decrease in the eFT508 program resulting from safety-toxicology and start-up activities for the eFT508-011 trial, both of which occurred in 2021, and a $0.5 million decrease in the eFT226 program resulting from safety-toxicology and clinical activities in the dose escalation portion of the eFT226-002 trial, both of which occurred in 2021. Additionally, there was a decrease of $0.1 million in lab, facilities and overhead costs for the period as compared to 2021. These decreases were partially offset by $0.4 million of increased employee related costs associated with increased stock-based compensation in 2022 compared to 2021.

General and Administrative Expenses

General and administrative expenses were $3.4 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. The increase in general and administrative expenses during this period of $2.2 million was related to a $0.8 million increase in personnel-related costs attributable to increased headcount to support public company activities along with increased stock-based compensation, $0.7 million increase in audit and accounting expenses to support public company activities, and $0.7 million increase in other general and administrative costs primarily related to insurance costs.

Other Income (Expense)

Other income was $9.6 million for the three months ended March 31, 2022 and other expense was $0.8 million for the three months ended March 31, 2021. The increase in other income during this period of $10.5 million was mostly due to the gain on change in fair value of the earn-out liability for the period.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through March 31, 2022, we have raised a total of $298.4 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer, $35.0 million from loans under credit facilities, $3.0 million gross proceeds from the sale of common stock to Lincoln Park Capital under the equity purchase agreement ($47.0 million remaining as available for sale under the equity purchase agreement as of March 31, 2022), and $1.4 million in grant revenue under the Research Subaward Agreement with UCSF.

Prior to the Business Combination, our operations were funded primarily from the issuance of convertible preferred stock and common stock. Upon the closing of the Business Combination in August 2021, we received net proceeds totaling approximately $52.9 million.

Our cash and cash equivalents totaled $17.7 million and our short-term investments totaled $28.0 million as of March 31, 2022. Until required for use in our business, we typically invest our cash in investments that are highly liquid, readily convertible to cash with original maturities of 1 year or less at the date of purchase. We attempt to minimize the risks related to our cash and cash equivalents and investments by maintaining balances in accounts only with accredited financial institutions and, consequently, we do not believe we are subject to unusual credit risk beyond the normal credit risk associated with ordinary commercial banking relationships.

Oxford Loan Facility

In March 2021, we entered into a Loan and Security Agreement (“Oxford LSA”) with Oxford, pursuant to which we may borrow up to $30.0 million, issuable in two separate tranches of $20.0 million (“Term A Loan”) and $10.0 million (“Term B Loan”), collectively referred to as the Oxford Loans. The Term A Loan became available at the effective date of the Oxford LSA and $12.5 million of the proceeds were used to pay off the outstanding SVB Term Loans. The remaining net proceeds from Term A Loan of $7.4 million, after taking into effect specified issuance and legal fees designated within the distribution letter, were distributed in March 2021. The Term A Loan had an interest-only period that commenced upon the borrowing with interest due and payable upon the first day of each month. The interest-only period initially was planned to end May 1, 2023, provided that upon the funding of the Term B Loan the end date will be extended to May 1, 2024.

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

DARPA Grant

In April 2021, we entered into a Research Subaward Agreement with UCSF, whereby up to $5.0 million in allowable costs are reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19 under the DARPA grant. Under the terms of Research Subaward Agreement, we are obligated to provide financial and technical reports to UCSF on a periodic basis. The subaward can be terminated by either party upon written notice and also in the event that DARPA suspends or terminates its award to UCSF. The initial award period for the DARPA grant ended in December 2021 and in April 2022 we received an extension of the award period to December 2022, with the same maximum $5.0 million reimbursement amount. As of March 31, 2022, $3.6 million remains reimbursable for allowable costs under the grant.

Equity Purchase Agreement with Lincoln Park

On January 24, 2022, the Company entered into the Purchase Agreement with Lincoln Park which provides for the sale to Lincoln Park up to $50.0 million of shares of out common stock over the thirty-six (36) month term of the Purchase Agreement, subject to certain conditions. In connection with the Purchase Agreement, Lincoln Park made an initial purchase of $3.0 million of shares of common stock, which equated to 557,610 shares of common stock, and we issued 142,939 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. As of March 31, 2022, the Company had not initiated any additional purchases under the Purchase Agreement. No assurance can be given that we will sell any shares of common stock under the Purchase Agreement, or, if we do, as to the price or amount of shares of common stock that we sell or the dates when such sales will take place. See Note 9 to our financial statements contained elsewhere in this Form 10-Q for information concerning the Purchase Agreement.

Funding Requirements

As of March 31, 2022, we had $17.7 million in cash and cash equivalents and short-term investments of $28.0 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents, short-term investments, and DARPA grant funding will enable us to fund our operations for at least 12 months from the date of the filing of this Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

We have no other committed sources of capital, other than potential additional draw downs under the Oxford facility, the remaining reimbursement under the DARPA grant, and the potential future sales under the Purchase Agreement with Lincoln Park. Until we can generate a sufficient amount of product revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through equity offerings, debt financings or other capital sources, including potential additional collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Public Warrants and Private Placement Warrants

LWAC issued public warrants and private placement warrants (collectively, the Warrants) in its initial public offering in January 2021. The Warrants became exercisable beginning on January 12, 2022, which is 12 months from the closing of LWAC's initial public offering. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the warrants. Each whole warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share.

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

Cash Flows

The following table sets forth the cash flow from operating, investing and financing activities for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(6,497)	$(4,997)
Investing activities	(28,274)	607
Financing activities	2,733	5,948
Net (decrease) increase in cash	$(32,038)	$1,558

Comparison of the three months ended March 31, 2022 and 2021

Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $6.5 million, which resulted from a net income of $3.1 million adjusted for changes in operating assets and liabilities, non-cash charges and other adjustments. Non-cash charges and other adjustments included $10.8 million from a gain recorded from the change in fair value of the earn-out liability, $1.1 million in stock-based compensation, $1.1 million other expense recorded in connection with the Purchase Agreement with Lincoln Park, $0.4 million from a gain recorded from change in fair value of liability-classified warrants and $0.1 million in non-cash interest expense. Changes in operating assets and liabilities included a $1.2 million decrease in accrued expenses primarily related to payment of bonuses from year-end and $0.6 million decrease in prepaid expenses and other assets and other non-current assets related to the expensing of prepaid public company insurance policies.

During the three months ended March 31, 2021, net cash provided by operating activities was $5.0 million, which resulted from net loss of $6.6 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges included $0.5 million from a loss recorded on debt extinguishment and $0.2 million in stock-based compensation. Changes in operating assets and liabilities included a $0.5 million decrease in prepaid expenses and other assets primarily related a reduction in prepaid clinical costs during the period.

Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was $28.3 million as a result of short-term investment purchases.

During the three months ended March 31, 2021, net cash provided by investing activities was $0.6 million as the result of proceeds received in connection with the sale of laboratory equipment.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $2.7 million, which was the result of net proceeds of $2.8 million from the issuance of common stock to Lincoln Park under the Purchase Agreement during the period.

During the three months ended March 31, 2021, net cash provided by financing activities was $5.9 million, which was the result of net proceeds of $19.9 million from the issuance of the Oxford Term A Loans, partially offset by the $13.9 million repayment of the previously outstanding SVB Term A and Term B loans.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022 as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates," in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022.

Recent Accounting Pronouncements

See Note 2 to our financial statements contained elsewhere in this Form 10-Q for information concerning recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2022, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of eFFECTOR Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 31, 2021)

3.2	Amended and Restated Bylaws of eFFECTOR Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 31, 2021)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 (333-257091) filed on August 5, 2021)

4.2

Warrant Agreement, dated January 7, 2021, by and between Continental Stock Transfer & Trust Company and Locust Walk Acquisition Corp. (incorporated by reference Exhibit 4.1 to the Company’s Form 8-K filed on January 13, 2021)

10.1	Third Amendment to Loan and Security Agreement, dated April 28, 2022, by and among eFFECTOR and Oxford Finance LLC

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

eFFECTOR Therapeutics, Inc.

Date: May 10, 2022	By:	/s/ Stephen Worland
Stephen Worland, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Michael Byrnes
Michael Byrnes
Chief Financial Officer (Principal Financial and Accounting Officer)