Form 10-Q
period 2022-06-30
eFFECTOR Therapeutics, Inc.
filed 2022-08-09
CIK 1828522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the registrant had 41,452,790 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share par value data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$16,353	$49,702
Short-term investments	24,685	—
Prepaid expenses and other current assets	1,245	3,194
Total current assets	42,283	52,896
Property and equipment, net	242	91
Operating lease right-of-use assets	139	166
Other assets	807	903
Total assets	$43,471	$54,056
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,204	$516
Accrued expenses	2,322	3,418
Current term loans, net	18,911	—
Accrued final payment on term loans, current	1,100	—
Lease liabilities, current portion	48	44
Total current liabilities	23,585	3,978
Earn-out liability	89	12,130
Non-current term loans, net	—	18,760
Accrued final payment on term loans, non-current	—	1,100
Non-current warrant liability	80	678
Non-current lease liabilities	94	126
Total liabilities	23,848	36,772
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 and zero shares authorized at June 30, 2022 and December 31, 2021 respectively; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2022 and December 31, 2021; 41,452,790 shares issued and 41,152,790 shares issued and outstanding as of June 30, 2022; 40,689,975 shares issued and 40,389,975 shares issued and outstanding as of December 31, 2021	4	4
Additional paid-in capital	144,448	138,181
Accumulated other comprehensive loss	(82)	—
Accumulated deficit	(124,747)	(120,901)
Total stockholders' equity	19,623	17,284
Total liabilities and stockholders' equity	$43,471	$54,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Grant revenue	$2,011	$692	$2,011	$692
Operating expenses:
Research and development	6,919	4,072	10,031	8,540
General and administrative	2,973	1,664	6,409	2,933
Total operating expenses	9,892	5,736	16,440	11,473
Operating loss	(7,881)	(5,044)	(14,429)	(10,781)
Other income (expense)
Interest income	64	1	88	2
Interest expense	(505)	(480)	(983)	(786)
Other income (expense), net	123	(25)	(563)	(73)
Change in fair value of earn-out liability	1,284	—	12,041	—
Loss on debt extinguishment	—	—	—	(492)
Total other income (expense)	966	(504)	10,583	(1,349)
Net loss	$(6,915)	$(5,548)	$(3,846)	$(12,130)
Comprehensive loss:
Net loss	(6,915)	(5,548)	(3,846)	(12,130)
Other comprehensive loss	(32)	—	(82)	—
Comprehensive loss	$(6,947)	$(5,548)	$(3,928)	$(12,130)
Net loss per share, basic and diluted	$(0.17)	$(3.83)	$(0.09)	$(8.38)
Weighted-average common shares outstanding, basic and diluted	41,118,727	1,450,159	40,984,273	1,447,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

										Accumulated
	Series A		Series B		Series C				Additional	Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	—	$—	40,389,975	$4	$138,181	$—	$(120,901)	$17,284
Stock option exercises	—	—	—	—	—	—	4,828	—	3	—	—	3
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	700,549	—	3,791	—	—	3,791
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,137	—	—	1,137
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(50)	—	(50)
Net income	—	—	—	—	—	—	—	—	—	—	3,069	3,069
Balance at March 31, 2022	—	$—	—	$—	—	$—	41,095,352	$4	$143,112	$(50)	$(117,832)	$25,234
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	57,438	—	94	—	—	94
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,242	—	—	1,242
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	—	—	—	—	—	—	(6,915)	(6,915)
Balance at June 30, 2022	—	$—	—	$—	—	$—	41,152,790	$4	$144,448	$(82)	$(124,747)	$19,623

										Accumulated
	Series A		Series B		Series C				Additional	Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2020	11,563,819	$46,567	10,154,819	$51,084	6,734,590	$35,573	1,445,065	$—	$4,454	$—	$(136,699)	$(132,245)
Stock-based compensation expense	—	—	—	—	—	—	—	—	188	—	—	188
Net loss	—	—	—	—	—	—	—	—	—	—	(6,582)	(6,582)
Balance at March 31, 2021	11,563,819	$46,567	10,154,819	$51,084	6,734,590	$35,573	1,445,065	$—	$4,642	$—	$(143,281)	$(138,639)
Stock option exercises	—	—	—	—	—	—	15,451	—	15	—	—	15
Stock-based compensation expense	—	—	—	—	—	—	—	—	161	—	—	161
Net loss	—	—	—	—	—	—	—	—	—	—	(5,548)	(5,548)
Balance at June 30, 2021	11,563,819	$46,567	10,154,819	$51,084	6,734,590	$35,573	1,460,516	$—	$4,818	$—	$(148,829)	$(144,011)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(3,846)	$(12,130)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	8	13
Accretion of discount and amortization of premium on investments, net	122	—
Stock-based compensation	2,379	349
Loss on debt extinguishment	—	492
(Gain)/loss on change in fair value of warrant liability	(598)	76
Gain on change in fair value of earn-out liability	(12,041)	—
Other expense related to the equity purchase agreement	1,161	—
Non-cash interest expense	188	127
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,032	(399)
Other non-current assets	96	—
Accounts payable	662	118
Accrued expenses	(1,096)	549
Operating lease right-of-use assets and liabilities, net	(2)	(8)
Net cash used in operating activities	(10,935)	(10,813)
Investing activities:
Proceeds from sale of fixed assets	—	607
Purchases of fixed assets	(134)	—
Maturities of short-term investment	10,000	—
Purchases of short-term investments	(34,971)	—
Net cash (used in) provided by investing activities	(25,105)	607
Financing activities:
Payment of debt issuance costs	(37)	—
Proceeds from exercise of common stock options and warrants	3	—
Proceeds from issuance of common stock including ESPP, net of issuance costs	2,725	16
Issuance of term loans, net of issuance costs	—	19,835
Repayment of term loans	—	(13,940)
Payment of offering costs	—	(41)
Net cash provided by financing activities	2,691	5,870
Net decrease in cash and cash equivalents	(33,349)	(4,336)
Cash and cash equivalents at beginning of period	49,702	15,216
Cash and cash equivalents at end of period	$16,353	$10,880
Supplemental disclosure of cash flow information
Interest paid	$824	$557
Supplemental disclosure of non-cash investing and financing activities:
Issuance of commitment shares	862	—
Purchases of fixed assets included in accounts payable and accrued expenses	26	—
Accrued offering costs	—	2,138

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

The Company is a clinical-stage biopharmaceutical company focused on pioneering the discovery and development of a new class of oncology drugs the Company refers to as selective translation regulator inhibitors ("STRIs"). The Company’s principal operations are in the United States, with its headquarters in Solana Beach, California. The Company has devoted substantially all of its resources to raising capital, identifying potential product candidates, establishing its intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. The Company has not generated revenues from its principal operations through June 30, 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all the disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022.

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

The Company has experienced net losses and negative cash flows from operating activities since its inception, aside from the years ended December 31, 2021 and December 31, 2020 when net income was realized as a result of a gain on change in fair value recognized associated with the earn-out liability and non-recurring revenue in connection with the Research Collaboration and License Agreement with Pfizer, respectively. The Company has an accumulated deficit of $124.7 million at June 30, 2022. For the six months ended June 30, 2022, the Company used $10.9 million in cash for operations. At June 30, 2022, the Company had cash and cash equivalents and short-term investments of $41.0 million. The Company anticipates that its expenses will increase significantly in connection with its ongoing activities to support its research and development efforts, and it expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date that these financial statements for the three and six months ended June 30, 2022 are issued. The principal payments due under the Oxford Loans (as defined below), and the related accrued final payment, have been classified as current liabilities as of June 30, 2022, due to the considerations discussed above and the assessment that the material adverse change clause under the Oxford Loans is not within the Company’s control. The Company has not been notified of an event of default by the lender as of the date of issuance of these financial statements.

The Company’s ability to continue as a going concern is dependent upon its ability to receive additional capital. Management intends to raise additional capital through equity offerings or other capital sources, including potential additional collaborations, licenses and other similar arrangements. Additionally, the Company may receive additional milestone payments from the Research Collaboration and License Agreement with Pfizer (described in Note 12) or through the issuance of common stock under the equity purchase agreement with Lincoln Park Capital Fund, LLC (described in Note 9). However, the Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all, and may not receive any milestone payments. Without additional capital, the Company may be forced to delay, scale back or eliminate some of its research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations, or may be required to pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of its stockholders.

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

The Company has determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event. The fair value of the option holder Earn-Out Shares is recorded as share-based compensation over the derived service period of the Monte Carlo simulation valuation model, recognized in research and development and general and administrative expense in the statements of operations and comprehensive loss.

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

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with the FASB guidance for Earnings Per Share, which established standards regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in earnings and dividends. The guidance requires earnings available to common shareholders for the period, after deduction of preferred stock preferences, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. The Company is not required to present basic and diluted net income per share for securities other than common stock; therefore, the net loss per share amounts only pertain to the Company’s common stock.

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

Due to the Company recording net loss for the three and six months ended June 30, 2022 and 2021 and none of the outstanding securities being dilutive for those periods, basic and diluted loss per share are the same for each respective period presented.

Potentially dilutive securities as of June 30, 2022 and 2021 are as follows (in common stock equivalent shares):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Series A Convertible Preferred Stock	—	11,563,819	—	11,563,819
Series B Convertible Preferred Stock	—	10,154,819	—	10,154,819
Series C Convertible Preferred Stock	—	6,734,590	—	6,734,590
Series C Convertible Preferred Stock Warrants	—	108,029	—	108,029
Public warrants	5,833,323	—	5,833,323	—
Private placement warrants	181,667	—	181,667	—
Earn-Out Shares	5,000,000	—	5,000,000	—
Unvested sponsor shares	300,000	—	300,000	—
Stock options outstanding	8,102,034	3,881,576	8,102,034	3,881,576
Total	19,417,024	32,442,833	19,417,024	32,442,833

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

In connection with the closing of the Business Combination, the LWAC sponsor received 4,056,250 shares of eFFECTOR common stock, of which 300,000 shares were subject to vesting if, on or prior to August 25, 2024, the price of shares of common stock equals or exceeds $15.00 per share for a period of at least 20 trading days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination (the "Sponsor Shares"). The 300,000 sponsor shares subject to vesting meet the criteria for equity classification, but are not considered outstanding from an accounting perspective. These shares are considered issued but not outstanding as of June 30, 2022 and have been excluded from outstanding shares in the calculation of loss per share for the three and six months ended June 30, 2022.

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

The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$16,353	$16,353	$—	$—
Short-term investments:
U.S. Treasury securities	24,685	—	24,685	—
Total assets	$41,038	$16,353	$24,685	$—
Liabilities
Private placement warrant liability	$80	$—	$—	$80
Earn-out liability	89	—	—	89
Total liabilities	$169	$—	$—	$169

		Fair Value Measurements Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2021	Level 1	Level 2	Level 3
Assets
Money market funds	$49,702	$49,702	$—	$—
Total assets	$49,702	$49,702	$—	$—
Liabilities
Private placement warrant liability	$678	$—	$—	$678
Earn-out liability	12,130	—	—	12,130
Total liabilities	$12,808	$—	$—	$12,808

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $16.4 million and $49.7 million as of June 30, 2022 and December 31, 2021, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $24.7 million as of June 30, 2022 were classified as Level 2 instruments, all of which are included in short-term investments. There were no marketable securities as of December 31, 2021. Accrued interest receivable related to short-term investments was $0.1 million as of June 30, 2022, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The following tables summarize the Company’s short-term investments accounted for as available-for-sale securities as of June 30, 2022 (in thousands):

			June 30, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	1 year or less	$24,767	$—	$(82)	$24,685
		$24,767	$—	$(82)	$24,685

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

The following table presents activity for the preferred stock warrant liability measured at fair value using significant unobservable Level 3 inputs during the six months ended June 30, 2021 (in thousands):

Series C Preferred Stock Warrant Liability
Balance at December 31, 2020	$433
Issuance of new warrants	271
Change in fair value	76
Balance at June 30, 2021	$780

Private Placement Warrant Liability

In connection with the Business Combination, the Company assumed the public and private placement warrants described in Note 2. The private placement warrants are precluded from equity treatment and are recorded as liabilities as they are not considered indexed to the Company's common stock. The private placement warrant liability is measured at fair value, using a combination of observable and unobservable inputs. The change in fair value of the private placement warrant liability is recorded in other income (expense) on the statement of operations and comprehensive income (loss). The following key assumptions were used in determining the fair value of the private placement warrant liability valued using the Black-Scholes option pricing model as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Common stock price	$1.42	$8.28
Expected volatility	95.0%	65.0%
Risk-free interest rate	3.0%	1.3%
Expected term (in years)	4.2	4.7
Expected dividend yield	—	—

The following table presents activity for the private placement warrant liability measured at fair value using significant unobservable Level 3 inputs during the six months ended June 30, 2022 (in thousands):

Private Placement Warrant Liability
Private Placement Warrants liability - August 25, 2021 (closing date)	$1,862
Change in fair value - Closing Date through December 31, 2021	(1,184)
Balance at December 31, 2021	678
Change in fair value	(598)
Balance at June 30, 2022	$80

Earn-Out Liability

Former holders of shares of Old eFFECTOR common stock were allocated Earn-Out Shares in connection with the completion of the Business Combination with LWAC which are accounted for as liabilities. Please refer to Note 11 for additional details surrounding the valuation methodology for these Earn-Out Shares.

5. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021

Lab equipment	$30	$30
Computer and office equipment	130	127
Furniture and fixtures	30	64
Construction in process	224	74
	414	295
Less accumulated depreciation and amortization	(172)	(204)
	$242	$91

The Company recorded depreciation and amortization expense of approximately $3 thousand and $6 thousand for the three months ended June 30, 2022 and 2021, respectively, and approximately $8 thousand and $13 thousand for the six months ended June 30, 2022 and 2021, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Employee compensation	$597	$1,343
Research and development	998	1,115
Professional and outside services	121	452
Interest	141	133
Income taxes payable	351	351
Other	114	24
	$2,322	$3,418

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

The Company recorded a debt discount of $1.6 million for the estimated fair value of warrants, debt issuance costs, and final payment to be made, which is being amortized to interest expense over the term of the loan using the effective-interest method. As of June 30, 2022, the Company had $20.0 million of outstanding principal under the Term A Loans of which $18.9 million is reflected on the balance sheet net of debt discounts. Interest expense, including amortization of debt discount related to the Oxford Term A Loans, totaled $0.5 million and $1.0 million for the three and six months ended June 30, 2022, and $0.5 million for the three and six months ended June 30, 2021. The Company is in compliance with all covenants under the Oxford LSA as of June 30, 2022. The Term A Loans include customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term A Loans. The principal payments due under the Oxford Loans, and the related accrued final payment, have been classified as current liabilities as of June 30, 2022, due to the considerations discussed in Liquidity section of Note 1. The Company has not been notified of an event of default by the lender as of the date of issuance of these financial statements.

Based on the outstanding principal amounts for the Company’s Term A Loans, the following table sets forth by year the Company’s required future principal payments as of June 30, 2022 (in thousands):

As of June 30, 2022
2024	$5,555
2025	6,667
2026	6,667
2027	1,111
Required future principal payments	$20,000
Unamortized debt discount	(1,089)
Current term loans, net as of June 30, 2022	$18,911

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

The Company recorded a debt discount of $0.2 million for the estimated fair value of warrants and debt issuance costs upon the borrowing of each Term Loan A and Term Loan B, which was being amortized to interest expense over the term of the loan using the effective-interest method. Interest expense, including amortization of debt discount related to the SVB Term Loans, totaled zero for the three months ended June 30, 2022 and 2021, respectively, and zero and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

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

8. Warrants

Preferred Stock Warrants

The Company accounted for its warrants to purchase shares of convertible preferred stock as a liability. The Company adjusted the liability for changes in fair value of these warrants up until the closing date of the Business Combination. Upon consummation of the Business Combination on August 25, 2021, the outstanding warrants were cashless exercised and 50,529 total net shares were issued, after giving effect to the application of the Exchange Ratio of approximately 0.09657.

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

Private placement warrants are liability-classified (See Note 4) and the public warrants are equity-classified. The following table summarizes the number of outstanding public warrants and private placement warrants and the corresponding exercise price as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021	Exercise Price	Expiration Date
Public warrants	5,833,323	5,833,333	$11.50	August 24, 2026
Private placement warrants	181,667	181,667	$11.50	August 24, 2026

During the three and six months ended June 30, 2022, warrants to purchase ten shares of common stock were exercised for gross proceeds of less than $1 thousand.

9. Equity Purchase Agreement

On January 24, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) which provides for the sale to Lincoln Park up to $50.0 million of shares (the “Purchase Shares”) of the Company's common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park made an initial purchase of $3.0 million of shares of common stock (the "Initial Purchase"), which equated to 557,610 shares of common stock, and the Company issued 142,939 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. For the three and six months ended June 30, 2022, an additional 30,000 shares of common stock were issued at an average price per share of $1.74 for gross proceeds $52 thousand.

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

10. Preferred Stock and Stockholders’ Equity (Deficit)

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

2021 Equity Incentive Plan and ESPP

In connection with the consummation of the Business Combination on August 25, 2021, the Board of Directors approved the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”). As of June 30, 2022, 6,508,048 shares of common stock are authorized for issuance pursuant to awards under the 2021 Plan, inclusive of any shares of common stock subject to stock options, restricted stock awards or other awards that were assumed in the Business Combination. As of June 30, 2022, 4,300,249 options to purchase common shares have been awarded and 2,287,799 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

At a special meeting of stockholders held on August 24, 2021, stockholders considered and approved the eFFECTOR Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the "ESPP"). The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. An aggregate of 880,000 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by our board of directors; provided that the total number of shares of common stock that become available for issuance under the ESPP will never exceed 15,000,000. If our capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the ESPP will be appropriately adjusted. As of June 30, 2022, 1,259,471 shares were reserved for future issuance under the ESPP. During the three and six months ended June 30, 2022, 27,428 shares of common stock were issued under the ESPP.

Stock Options

In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”), which was amended in February 2016. The Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights, and stock bonuses to directors, employees and consultants of the Company. As of June 30, 2022 and December 31, 2021, the number of shares reserved under the 2013 Plan was 3,881,785 and 3,886,613, respectively.

The terms of the 2021 Plan provide for the grant of incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights, and stock bonuses to directors, employees and consultants of the Company. As of June 30, 2022 and December 31, 2021, the number of shares reserved under the 2021 Plan was 6,508,048.

There were zero shares available for grant under the 2013 Plan as of June 30, 2022 and December 31, 2021. In connection with the completion of the Business Combination and the adoption of the 2021 Plan, no further awards will be granted under the 2013 Plan. Options granted under the 2021 Plan are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant, or in the case of certain non-statutory options, ten years from the date of grant. The exercise price of each option shall be determined by the Board of Directors based on the estimated fair value of the Company’s stock on the date of the option grant. In the case of incentive stock options, the exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s stock at the date of grant and for a term not to exceed five years.

A summary of the Company’s stock option activity under the plans is as follows (in thousands, except share and per share amounts and years):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,193,321	$2.41	6.0	$26,115
Granted	3,955,763	3.97	9.8
Exercised	(4,828)	0.52	0.9
Cancelled or forfeited	(42,222)	11.36	9.3
Outstanding at June 30, 2022	8,102,034	$3.13	7.6	$801
Vested and exercisable at June 30, 2022	3,565,097	$1.95	5.1	$792

For the six months ended June 30, 2022 the total fair value of vested options was $1.8 million. The weighted-average grant date fair value of employee and non-employee option grants during the six months ended June 30, 2022 was $2.78 per share.

Common Stock

During the three and six months ended June 30, 2022, the Company issued zero and 4,828 shares of common stock in connection with the exercise of stock options, for net cash proceeds of zero and $2,500, respectively. During the three and six months ended June 30, 2021, the Company issued 15,451 shares of common stock in connection with the exercise of stock options, for net cash proceeds of $16,000.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense specifically related to stock options of $1.2 million and $2.1 million for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.7% - 3.3%	0.7%
Expected volatility	82% - 86%	90%
Expected term (in years)	5.2 - 6.1	6.1
Expected dividend yield	0%	0%

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

As of June 30, 2022, the unrecognized compensation cost related to outstanding employee options was $9.2 million and is expected to be recognized as expense over approximately 2.5 years. Unrecognized compensation cost related to outstanding nonemployee options was $2.6 million as of June 30, 2022, and is expected to be recognized as expense over approximately 0.9 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of June 30, 2022:

June 30, 2022
Stock options issued and outstanding	8,102,034
Public warrants issued and outstanding	5,833,323
Private placement warrants issued and outstanding	181,667
Earn-Out shares	5,000,000
Unvested sponsor shares	300,000
Authorized for future stock awards or option grants	2,287,799
Authorized for future issuances under the ESPP	1,259,471
Total	22,964,294

11. Earn-Out Shares

In accordance with the Merger Agreement, 5,000,000 Earn-Out Shares are contingently issuable to Old eFFECTOR stockholders and option holders upon the occurrence of the Triggering Event, defined within the Merger Agreement as the date on which the common stock price equals or exceeds $20.00 over at least 20 trading days out of 30 consecutive trading day period for the two-year period following the close date of the Business Combination. As of June 30, 2022 and December 31, 2021, the stockholders and option holders would be eligible to receive approximately 4,426,889 and 573,111 Earn-Out Shares, respectively. The fair value of the Earn-Out Shares was $0.02 per share as of June 30, 2022. The fair value of the Earn-Out Shares was $2.74 per share as of December 31, 2021.

The estimated fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earn-Out Period using the most reliable information available. Assumptions used in the valuation were as follows:

	June 30, 2022	December 31, 2021
Stock price	$1.42	$8.28
Expected volatility	95.0%	65.0%
Risk-free interest rate	2.8%	0.6%
Forecast period (in years)	1.2	1.6
Cost of equity	20.0%	20.0%

Old eFFECTOR Shareholders

The Company has determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR shareholders is not indexed to the Company's stock under ASC 815-40 and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to the common stock of the Company, and as such liability classification is required. As of the consummation date of the Business Combination, the estimated fair value of the shareholder Earn-Out Shares was approximately $61.0 million and the Company will revalue the liability each reporting period with the changes in fair value being recorded to the Statements of Operations. For the three and six months ended June 30, 2022, there was a decrease in the earn-out liability of $1.3 million and $12.0 million, respectively, which was recorded as a gain on change in fair value within the statements of operations. In accordance with the Merger Agreement, Earn-Out Shares attributable to Old eFFECTOR option holders who discontinue providing service before the occurrence of the Triggering Event are reallocated to the remaining eligible stockholders and option holders.

The earn-out liability is recorded on the balance sheet as a current liability since the expected date of achievement based on the valuation model is within the next twelve months. The following table presents activity for the Earn-Out liability measured at fair value using significant unobservable Level 3 inputs at December 31, 2021 and June 30, 2022 (in thousands):

Earn-out Liability
Earn-out liability - August 25, 2021 (Closing Date)	$61,024
Incremental shares due to option holder forfeitures	16
Change in fair value - Closing date through December 31, 2021	(48,910)
Earn-out liability - December 31, 2021	12,130
Change in fair value	(12,041)
Balance at June 30, 2022	$89

Old eFFECTOR Option Holders

The contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event. The fair value of the option holder Earn-Out Shares at the Merger closing date (August 25, 2021) was approximately $7.9 million, which was recorded as share-based compensation over the derived service period of 0.36 years following the consummation of the Business Combination. For the three and six months ended June 30, 2022, there was approximately zero and $0.3 million, respectively, recorded in share-based compensation related to the Earn-Out Shares and the derived service period was completed as of March 31, 2022, with no additional share-based compensation expense to be recorded.

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

The Company paid an annual minimum royalty of $15,000 to UCSF for each of the six months ended June 30, 2022 and 2021, and zero paid for each of the three months ended June 30, 2022 and 2021. All license related fees were recorded as research and development expense.

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

There was no revenue recorded in connection with this agreement for the three and six months ended June 30, 2022 and 2021 because all development and sales milestones (variable consideration) were fully constrained.

14. DARPA Grant Revenue

In April 2021, the Company entered into a Research Subaward Agreement with UCSF, whereby up to $5.0 million in allowable costs are reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19 under the DARPA grant. Under the terms of Research Subaward Agreement, the Company is obligated to provide financial and technical reports to UCSF on a periodic basis. The subaward can be terminated by either party upon written notice and also in the event that DARPA suspends or terminates its award to UCSF. The Company recognized $2.0 million of revenue under the DARPA grant in the three and six months ended June 30, 2022 and $0.7 million in the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, the Company had a receivable of $0.4 million and $0.1 million, respectively, recorded within prepaid expenses and other current assets on the balance sheets. The initial award period for the DARPA grant ended in December 2021 and in April 2022 the Company received an extension of the award period to December 2022, with the same maximum $5.0 million reimbursement amount. As of June 30, 2022, $1.5 million remains reimbursable for allowable costs under the grant.

15. Commitments and Contingencies

Leases

In November 2020, the Company entered into a non-cancelable operating sublease for office space in San Diego, California, with a lease term through December 2021. Rent expense under this lease was $24,000 and $48,000 for the three and six months ended June 30, 2021, respectively.

In September 2021, the Company entered a non-cancelable three-year lease for certain new office space in Solana Beach, California, with an option to renew for an additional three-year term. The initial term of the lease started on November 1, 2021, and it serves as the Company's new headquarters. Rent expense under this lease was $16,000 and $33,000 for the three and six months ended June 30, 2022, respectively.

During the three and six months ended June 30, 2022, the Company paid $18,000 and $35,000, respectively, in lease payments. During the three and six months ended June 30, 2021, the Company paid $28,000 and $56,000, respectively, in lease payments. All lease payments were included in operating activities in the statements of cash flows.

The following table summarizes supplemental balance sheet information related to leases as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$139	$166
Total right-of-use assets	139	166
Liabilities
Operating lease liabilities, current	48	44
Operating lease liabilities, non-current	94	126
Total operating lease liabilities	$142	$170

As of June 30, 2022, the future minimum annual lease payments under the existing operating leases were as follows (in thousands, except for weighted-average remaining lease term and weighted-average discount rate):

Remainder of 2022	$27
2023	67
2024	62
Total remaining lease payments	156
Less: imputed interest	(14)
Total operating lease liabilities	142
Less: current portion	(48)
Long-term operating lease liabilities	$94
Weighted-average remaining lease term (in years)	2.3
Weighted-average discount rate	8%

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

Our lead product candidate, tomivosertib, is an oral small-molecule inhibitor of MNK that we are developing in combination with inhibitors of anti-PD-(L)1 therapy, for the treatment of patients with solid tumors. In June 2021, we initiated dosing in KICKSTART, our randomized Phase 2b clinical trial evaluating tomivosertib in combination with pembrolizumab in patients with metastatic non-small cell lung cancer (“NSCLC”). We updated our trial design to focus on the largest segment of that market, patients who are undergoing their initial, or frontline, course of treatment. The revised trial includes the following two cohorts: (1) “PD-L1 ≥50% cohort”, for patients with PD-(L)1 expression ≥50% who will receive tomivosertib or placebo in combination with pembrolizumab as their initial therapy; and (2) a new “PD-L1 ≥1% cohort” for patients with PD-(L)1 expression ≥1% who will receive tomivosertib or placebo in combination with pembrolizumab as maintenance therapy immediately after completing the platinum-based chemotherapy doublet phase of their frontline treatment without disease progression. We anticipate reporting topline data from both cohorts in the first half of 2023. Our second product candidate, zotatifin, is an inhibitor of eIF4A, a component of the eIF4F complex, and is currently being evaluated in a Phase 1/2 clinical trial in patients with certain solid tumors. We have completed the Phase 1 portion of this trial and are currently enrolling patients in multiple Phase 2a open-label expansion cohorts in biomarker-selected patients with tumors driven by multiple proteins shown in our preclinical studies to be downregulated by zotatifin. In June 2022, we reported positive interim results from the Phase 1/2 dose escalation and expansion trial, with such results showing that zotatifin was generally well tolerated, resulted in suppression of a select set of oncogenic drivers, and demonstrated initial signals of clinical activity in patients with breast cancer. Based on zotatifin’s mechanism and results observed to date, we’ve expanded the cohort evaluating zotatifin in combination with fulvestrant in ER+ breast cancer to 18 patients. In addition, a new cohort evaluating zotatifin in combination with fulvestrant in ER+ breast cancer patients with Cyclin D1 amplification is being planned. We anticipate reporting topline data from current expansion cohorts by the end of 2022, as well as initial overall response data from the Cyclin D1 amplified ER+ breast cancer cohort in the first half of 2023. We are also conducting a Phase 1b clinical trial evaluating zotatifin as an antiviral agent against SARS-CoV-2. We have entered into a global research collaboration and license agreement with Pfizer for our earliest stage program, inhibitors of eIF4E, and Pfizer is currently conducting IND-enabling studies for this program.

Since our inception in 2012 we have devoted substantially all of our resources to raising capital, identifying potential product candidates, establishing our intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. As of June 30, 2022, we have raised a total of $300.5 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer ("Pfizer Agreement"), $35.0 million from loans under credit facilities, $3.1 million gross proceeds from the sale of common stock under the equity purchase agreement ("Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), and $3.4 million in grant revenue under the Research Subaward Agreement with The Regents of the University of California, on behalf of its San Francisco campus ("UCSF"). Other than with respect to the net income generated as a result of revenue under the Pfizer Agreement generated in 2020, we have incurred significant operating losses since our inception. For the three and six months ended June 30, 2021, our net loss for the respective periods was $5.5 million and $12.1 million, and for the three and six months ended June 30, 2022, we had a net loss for the respective periods of $6.9 million and $3.8 million. As of December 31, 2021 and June 30, 2022, we had an accumulated deficit of $120.9 million and $124.7 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with the research and development of our product candidates and development programs, and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and losses for at least the next several years. We anticipate our expenses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. As of June 30, 2022, we had $41.0 million in cash and cash equivalents and short-term investments. To fund further operations, we will need to raise additional capital. Our current capital resources will not be sufficient for us to complete the clinical development of any of our product candidates or, if applicable, to prepare for commercializing any product candidate which may receive approval from the FDA or comparable foreign regulatory authority. Accordingly, we expect to finance our cash needs through a combination of equity offerings, debt financings, or other capital sources, including potential additional collaborations, licenses, and other similar arrangements. Adequate funding may not be available to us on acceptable terms, if at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
External development program expenses:
tomivosertib	$2,919	$1,621	$3,824	$3,606
zotatifin	1,964	1,203	2,673	2,427
eIF4E	—	73	8	91
Unallocated internal research and development expenses:
Personnel related	1,316	625	2,434	1,374
Other	720	550	1,092	1,042
Total research and development expenses	$6,919	$4,072	$10,031	$8,540

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

Interest Expense

Interest expense consists of interest on our outstanding debt facilities. We entered into a new debt facility with Oxford Financial LLC (“Oxford”) in March 2021. Interest expense recorded in the three and six months ended June 30, 2022 and the three months ended June 30, 2021, consisted of amounts attributable to the Oxford term loan, and interest expense recorded in the six months ended June 30, 2021, consisted of amounts attributable to our then outstanding term loans with Silicon Valley Bank ("SVB"), as well as the Oxford term loan.

Loss of Debt Extinguishment

In March 2021, we repaid the SVB term loans using the proceeds from the Oxford term loan. We recorded a loss on debt extinguishment in the amount of $0.5 million in connection with the transaction, which includes the unamortized debt discount and final payment associated with outstanding SVB term loans at the time of extinguishment along with the $0.1 million prepayment fee.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table sets forth our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Period-to- Period
	2022	2021	Change
Grant revenue	$2,011	$692	$1,319
Operating expenses:
Research and development	6,919	4,072	2,847
General and administrative	2,973	1,664	1,309
Total operating expenses	9,892	5,736	4,156
Loss from operations	(7,881)	(5,044)	(2,837)
Other income (expense)	966	(504)	1,470
Net loss	$(6,915)	$(5,548)	$(1,367)

Grant Revenue

Grant revenue was $2.0 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively. The increase in grant revenue is due to the timing associated with grant commencement along with increased development activities associated with the eFT226-003 COVID program, which were reimbursable during 2022.

Research and Development Expenses

Research and development expenses were $6.9 million and $4.1 million for the three months ended June 30, 2022 and 2021, respectively. The increase in research and development expenses during this period of $2.8 million, was primarily due to a $1.3 million increase for the eFT508 program due primarily to increased costs associated with the eFT508-011 (KICKSTART) trial, and a $0.8 million increase for the eFT226 program due to increased costs associated with the eFT226-003 (COVID) and eFT226-002 trials and CMC costs as compared to the same period in 2021, partially offset by a $0.1 million decrease for the eIF4E program. Additionally, there was an increase of $0.7 million in employee related costs primarily related to increased stock-based compensation for the period and a $0.2 million increase in consultant costs.

General and Administrative Expenses

General and administrative expenses were $3.0 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively. The increase in general and administrative expenses during this period of $1.3 million was related to a $0.6 million increase in personnel-related costs attributable to increased headcount to support public company activities along with increased stock-based compensation, and a $1.0 million increase in other general and administrative costs primarily related to insurance costs, partially offset by a $0.1 million decrease in consulting costs for audit and accounting related activities and a $0.2 million decrease in legal costs.

Other Income (Expense)

Other income was $1.0 million for the three months ended June 30, 2022 and other expense was $0.5 million for the three months ended June 30, 2021. The increase in other income during this period of $1.5 million was mostly due to the gain on change in fair value of the earn-out liability of $1.3 million and the warrant liability of $0.2 million for the period.

Comparison of the six months ended June 30, 2022 and 2021

The following table sets forth our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		Period-to- Period
	2022	2021	Change
Grant revenue	$2,011	$692	$1,319
Operating expenses:
Research and development	10,031	8,540	1,491
General and administrative	6,409	2,933	3,476
Total operating expenses	16,440	11,473	4,967
Loss from operations	(14,429)	(10,781)	(3,648)
Other income (expense)	10,583	(1,349)	11,932
Net loss	$(3,846)	$(12,130)	$8,284

Grant Revenue

Grant revenue was $2.0 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. The increase in grant revenue is due to to the timing associated with grant commencement along with increased development activities associated with the eFT226-003 COVID program, which were reimbursable during 2022.

Research and Development Expenses

Research and development expenses were $10.0 million and $8.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase in research and development expenses during this period of $1.5 million, was primarily due to a $1.1 million increase in employee related costs directly related to increased stock-based compensation. Additionally, there was a $0.2 million increase for the eFT508 program due primarily to increased costs associated with the eFT508-011 (KICKSTART) trial, and a $0.3 million increase for the eFT226 program due to increased CMC-related costs, partially offset by a $0.1 million decrease for the eIF4E program.

General and Administrative Expenses

General and administrative expenses were $6.4 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase in general and administrative expenses during this period of $3.5 million was related to an increase of $1.7 million in other general and administrative costs primarily related to insurance costs, $1.4 million in personnel-related costs attributable to increased headcount to support public company activities along with increase stock-based compensation, which included $0.3 million for the period associated with the Earn-Out Shares issued to option holders as part of the Business Combination, and a $0.4 million increase in audit, legal and public company related costs.

Other Income (Expense)

Other income was $10.6 million for the six months ended June 30, 2022 and other expense was $1.3 million for the six months ended June 30, 2021. The increase in other income during this period of $11.9 million was mostly due to the gain on change in fair value of the earn-out liability and warrant liability for the period along with the loss on debt extinguishment recorded in 2021, partially offset by $1.2 million in other expense recorded in 2022 related to the equity purchase agreement with Lincoln Park.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through June 30, 2022, we have raised a total of $300.5 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer, $35.0 million from loans under credit facilities, $3.1 million gross proceeds from the sale of common stock to Lincoln Park under the equity purchase agreement ($46.9 million remaining as available for sale under the equity purchase agreement as of June 30, 2022), and $3.4 million in grant revenue under the Research Subaward Agreement with UCSF.

Prior to the Business Combination, our operations were funded primarily from the issuance of convertible preferred stock and common stock. Upon the closing of the Business Combination in August 2021, we received net proceeds totaling approximately $52.9 million.

Our cash and cash equivalents and short-term investments totaled $41.0 million as of June 30, 2022. Until required for use in our business, we typically invest our cash in investments that are highly liquid, readily convertible to cash with original maturities of 1 year or less at the date of purchase. We attempt to minimize the risks related to our cash and cash equivalents and investments by maintaining balances in accounts only with accredited financial institutions and, consequently, we do not believe we are subject to unusual credit risk beyond the normal credit risk associated with ordinary commercial banking relationships.

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

On February 22, 2022, the Company entered into an amendment to the Oxford LSA whereby the interest only period for the Term A Loans will end on March 1, 2024, instead of May 1, 2023. In connection with the amendment, the maturity of the Term A Loans was extended from March 18, 2026 to February 1, 2027. Additionally, Term B Loans will now become available to the Company after January 1, 2023, and upon achievement of certain clinical development milestones, until the earlier of (i) June 30, 2023, (ii) forty-five days after the occurrence of the Phase II Milestones, and (iii) the occurrence of an event of default. The interest-only period ends March 1, 2024, provided that upon the funding of the Term B Loans the end date will be extended to March 1, 2025. The principal payments due under the Oxford Loans, and the related accrued final payment, have been classified as current liabilities as of June 30, 2022, due to the considerations discussed in the Liquidity section of Note 1. The Company has not been notified of an event of default by the lender as of the date of issuance of these financial statements.

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

DARPA Grant

In April 2021, we entered into a Research Subaward Agreement with UCSF, whereby up to $5.0 million in allowable costs are reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19 under the DARPA grant. Under the terms of Research Subaward Agreement, we are obligated to provide financial and technical reports to UCSF on a periodic basis. The subaward can be terminated by either party upon written notice and also in the event that DARPA suspends or terminates its award to UCSF. The initial award period for the DARPA grant ended in December 2021 and in April 2022 we received an extension of the award period to December 2022, with the same maximum $5.0 million reimbursement amount. As of June 30, 2022, $1.5 million remains reimbursable for allowable costs under the grant.

Equity Purchase Agreement with Lincoln Park

On January 24, 2022, the Company entered into the Purchase Agreement with Lincoln Park which provides for the sale to Lincoln Park up to $50.0 million of shares of out common stock over the thirty-six (36) month term of the Purchase Agreement, subject to certain conditions. In connection with the Purchase Agreement, Lincoln Park made an initial purchase of $3.0 million of shares of common stock, which equated to 557,610 shares of common stock, and we issued 142,939 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. As of June 30, 2022, the Company had issued an additional 30,000 shares at an average price per share of $1.74 under the Purchase Agreement for gross proceeds of $52 thousand. No assurance can be given that we will sell any additional shares of common stock under the Purchase Agreement, or, if we do, as to the price or amount of shares of common stock that we sell or the dates when such sales will take place. See Note 9 to our financial statements contained elsewhere in this Form 10-Q for information concerning the Purchase Agreement.

Funding Requirements

As of June 30, 2022, we had $41.0 million in cash and cash equivalents and short-term investments, which we estimate is sufficient to fund readouts of topline data from our Phase 2b KICKSTART trial evaluating tomivosertib in combination with pembrolizumab in patients with NSCLC in the first half of 2023, topline data from our ongoing Phase 2a dose expansion cohorts evaluating zotatifin in patients with certain biomarker-positive solid tumors, including ER+ breast cancer and KRASmut NSCLC, in the second half of 2022, and initial overall response rate data from the Cyclin D1 amplified ER+ cohort in the first half of 2023. However, we have prepared cash flow forecasts which indicate that based on our expected operating cash flows, without taking into account future projected cash inflows, there is substantial doubt about our ability to continue as a going concern within twelve months after the date that the financial statements for the six months ended June 30, 2022, are issued. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

We have no other committed sources of capital, other than potential additional draw downs under the Oxford facility, remaining reimbursement under the DARPA grant and the potential future sales under the Purchase Agreement with Lincoln Park. Until we can generate a sufficient amount of product revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through equity offerings, debt financings or other capital sources, including potential additional collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table sets forth the cash flow from operating, investing and financing activities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(10,935)	$(10,813)
Investing activities	(25,105)	607
Financing activities	2,691	5,870
Net decrease in cash	$(33,349)	$(4,336)

Comparison of the six months ended June 30, 2022 and 2021

Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $10.9 million, which resulted from a net loss of $3.8 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges and other adjustments included $12.0 million from a gain recorded from the change in fair value of the earn-out liability, $2.4 million in stock-based compensation, $1.2 million other expense recorded in connection with the Purchase Agreement with Lincoln Park, $0.6 million from a gain recorded from change in fair value of liability-classified warrants and $0.2 million in non-cash interest expense. Changes in operating assets and liabilities included a $2.0 million decrease in prepaid expenses and other assets related to the amortization of prepaid public company insurance policies and a $1.1 million decrease in accrued expenses primarily related to payment of employee bonuses from year-end.

During the six months ended June 30, 2021, net cash used in operating activities was $10.8 million, which resulted from net loss of $12.1 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges included $0.5 million from a loss recorded on debt extinguishment, $0.3 million in stock-based compensation and $0.1 million in non-cash interest expense. Changes in operating assets and liabilities included a $0.5 million increase in accrued expenses primarily related to legal and audit fees in relation to the Business Combination and a $0.4 million increase in prepaid expenses and other assets primarily related to the receivable recorded for the UCSF grant revenue earned through June 30, 2021.

Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $25.1 million as a result of the purchases of short-term investments, partially offset by maturities during the period.

During the six months ended June 30, 2021, net cash provided by investing activities was $0.6 million as the result of proceeds received in connection with the sale of laboratory equipment.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $2.7 million, which was the result of net proceeds from the issuance of common stock to Lincoln Park under the Purchase Agreement during the period.

During the six months ended June 30, 2021, net cash used in financing activities was $5.9 million, which was the result of net proceeds of $19.8 million from the issuance of the Oxford Term A Loans, partially offset by the $13.9 million repayment of the previously outstanding SVB Term A and Term B loans.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2022 as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates," in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022.

Recent Accounting Pronouncements

See Note 2 to our financial statements contained elsewhere in this Form 10-Q for information concerning recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2022, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.2

Warrant Agreement, dated January 7, 2021, by and between Continental Stock Transfer & Trust Company and Locust Walk Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 13, 2021).

10.1

Third Amendment to Loan and Security Agreement, dated April 28, 2022, by and among eFFECTOR and Oxford Finance LLC (incorporated by reference Exhibit 10.1 to the Company’s Form 10-Q filed on May 10, 2022)

10.2#^	General Release of Claims, effective as of April 8, 2022, by and between eFFECTOR and Premal Patel, M.D., Ph.D.

10.3#^	Consulting Agreement, dated April 1, 2022, by and between eFFECTOR and Premal Patel, M.D., Ph.D.

10.4#^	General Release of Claims, effective as of July 22, 2022, by and between eFFECTOR and Alana McNulty.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

# Indicates a management contract or compensatory plan.

^ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFFECTOR Therapeutics, Inc.

Date: August 9, 2022	By:	/s/ Stephen Worland
Stephen Worland, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Michael Byrnes
Michael Byrnes
Chief Financial Officer (Principal Financial and Accounting Officer)