Form 10-Q
period 2022-09-30
eFFECTOR Therapeutics, Inc.
filed 2022-11-07
CIK 1828522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 41,893,140 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share par value data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$11,903	$49,702
Short-term investments	21,053	—
Prepaid expenses and other current assets	2,565	3,194
Total current assets	35,521	52,896
Property and equipment, net	246	91
Operating lease right-of-use assets	125	166
Other assets	759	903
Total assets	$36,651	$54,056
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,214	$516
Accrued expenses	3,615	3,418
Current term loans, net	18,985	—
Accrued final payment on term loans, current	1,100	—
Lease liabilities, current portion	54	44
Total current liabilities	24,968	3,978
Earn-out liability	6	12,130
Non-current term loans, net	—	18,760
Accrued final payment on term loans, non-current	—	1,100
Non-current warrant liability	40	678
Non-current lease liabilities	77	126
Total liabilities	25,091	36,772
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 and zero shares authorized at September 30, 2022 and December 31, 2021 respectively; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2022 and December 31, 2021; 41,648,308 shares issued and 41,348,308 shares issued and outstanding as of September 30, 2022; 40,689,975 shares issued and 40,389,975 shares issued and outstanding as of December 31, 2021	4	4
Additional paid-in capital	145,931	138,181
Accumulated other comprehensive loss	(69)	—
Accumulated deficit	(134,306)	(120,901)
Total stockholders' equity	11,560	17,284
Total liabilities and stockholders' equity	$36,651	$54,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Grant revenue	$867	$427	$2,878	$1,119
Operating expenses:
Research and development	6,632	5,022	16,663	13,562
General and administrative	3,486	4,119	9,895	7,052
Total operating expenses	10,118	9,141	26,558	20,614
Operating loss	(9,251)	(8,714)	(23,680)	(19,495)
Other income (expense)
Interest income	142	1	230	2
Interest expense	(570)	(488)	(1,554)	(1,274)
Other income (expense), net	38	290	(525)	218
Change in fair value of earn-out liability	82	17,790	12,124	17,790
Loss on debt extinguishment	—	—	—	(492)
Total other income (expense)	(308)	17,593	10,275	16,244
Net income (loss)	$(9,559)	$8,879	$(13,405)	$(3,251)
Comprehensive income (loss):
Net income (loss)	(9,559)	8,879	(13,405)	(3,251)
Other comprehensive income (loss)	13	—	(69)	—
Comprehensive income (loss):	$(9,546)	$8,879	$(13,474)	$(3,251)
Net income (loss) per share attributable to common shareholders:
Basic	$(0.23)	$0.53	$(0.33)	$(0.49)
Diluted	$(0.23)	$0.42	$(0.33)	$(0.49)
Weighted-average common shares outstanding:
Basic	41,171,990	16,701,967	41,047,533	6,588,282
Diluted	41,171,990	20,067,715	41,047,533	6,588,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

										Accumulated
	Series A		Series B		Series C				Additional	Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	—	$—	40,389,975	$4	$138,181	$—	$(120,901)	$17,284
Stock option exercises	—	—	—	—	—	—	4,828	—	3	—	—	3
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	700,549	—	3,791	—	—	3,791
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,137	—	—	1,137
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(50)	—	(50)
Net income	—	—	—	—	—	—	—	—	—	—	3,069	3,069
Balance at March 31, 2022	—	$—	—	$—	—	$—	41,095,352	$4	$143,112	$(50)	$(117,832)	$25,234
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	57,438	—	94	—	—	94
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,242	—	—	1,242
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	—	—	—	—	—	—	(6,915)	(6,915)
Balance at June 30, 2022	—	$—	—	$—	—	$—	41,152,790	$4	$144,448	$(82)	$(124,747)	$19,623
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	195,518	—	(85)	—	—	(85)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,568	—	—	1,568
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	—	—	—	(9,559)	(9,559)
Balance at September 30, 2022	—	$—	—	$—	—	$—	41,348,308	$4	$145,931	$(69)	$(134,306)	$11,560

										Accumulated
	Series A		Series B		Series C				Additional	Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2020	11,563,819	$46,567	10,154,819	$51,084	6,734,590	$35,573	1,445,065	$—	$4,454	$—	$(136,699)	$(132,245)
Stock-based compensation expense	—	—	—	—	—	—	—	—	188	—	—	188
Net loss	—	—	—	—	—	—	—	—	—	—	(6,582)	(6,582)
Balance at March 31, 2021	11,563,819	$46,567	10,154,819	$51,084	6,734,590	$35,573	1,445,065	$—	$4,642	$—	$(143,281)	$(138,639)
Stock option exercises	—	—	—	—	—	—	15,451	—	15	—	—	15
Stock-based compensation expense	—	—	—	—	—	—	—	—	161	—	—	161
Net loss	—	—	—	—	—	—	—	—	—	—	(5,548)	(5,548)
Balance at June 30, 2021	11,563,819	$46,567	10,154,819	$51,084	6,734,590	$35,573	1,460,516	$—	$4,818	$—	$(148,829)	$(144,011)
Recapitalization transaction, net of transaction costs	—	—	—	—	—	—	10,347,611	1	51,973	—	—	51,974
Conversion of preferred stock into common stock upon completion of the Business Combination	(11,563,819)	(46,567)	(10,154,819)	(51,084)	(6,734,590)	(35,573)	28,453,228	3	133,221	—	—	133,224
Contingently issuable earn-out shares	—	—	—	—	—	—	—	—	(61,040)	—	—	(61,040)
Stock option exercises	—	—	—	—	—	—	57,489	—	63	—	—	63
Cashless exercise of warrants	—	—	—	—	—	—	50,529	—	857	—	—	857
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,385	—	—	2,385
Net income	—	—	—	—	—	—	—	—	—	—	8,879	8,879
Balance at September 30, 2021	—	$—	—	$—	—	$—	40,369,373	$4	$132,277	$—	$(139,950)	$(7,669)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(13,405)	$(3,251)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	26	19
Accretion of discount and amortization of premium on investments, net	98	—
Stock-based compensation	3,948	2,734
Loss on disposal of assets	1	—
Loss on debt extinguishment	—	492
Gain on change in fair value of warrant liability	(638)	(213)
Gain on change in fair value of earn-out liability	(12,124)	(17,790)
Other expense related to the equity purchase agreement	1,161	—
Non-cash interest expense	263	221
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	714	(2,249)
Other non-current assets	144	(950)
Accounts payable	635	(26)
Accrued expenses	57	1,145
Operating lease right-of-use assets and liabilities, net	1	(12)
Net cash used in operating activities	(19,119)	(19,880)
Investing activities:
Proceeds from sale of fixed assets	—	607
Purchases of fixed assets	(179)	(6)
Maturities of short-term investment	25,500	—
Purchases of short-term investments	(46,803)	—
Net cash (used in) provided by investing activities	(21,482)	601
Financing activities:
Payment of debt issuance costs	(37)	—
Proceeds from exercise of common stock options and warrants	3	78
Proceeds from issuance of common stock including ESPP, net of issuance costs	2,836	—
Issuance of term loans, net of issuance costs	—	19,835
Repayment of term loans	—	(13,940)
Proceeds from Business Combination, net of offering costs paid (see Note 3)	—	52,858
Net cash provided by financing activities	2,802	58,831
Net (decrease) increase in cash and cash equivalents	(37,799)	39,552
Cash and cash equivalents at beginning of period	49,702	15,216
Cash and cash equivalents at end of period	$11,903	$54,768
Supplemental disclosure of cash flow information
Interest paid	$1,295	$951
Supplemental disclosure of non-cash investing and financing activities:
Issuance of commitment shares	862	—
Purchases of fixed assets included in accounts payable	4	—
Accrued issuance costs	197
Conversion of preferred stock into common stock	—	133,224
Cashless warrant exercise	—	857

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

Pursuant to the terms of the Merger Agreement, a business combination between LWAC and Old eFFECTOR was effected through the merger of the Merger Sub with and into Old eFFECTOR, with Old eFFECTOR becoming the surviving company and a wholly-owned subsidiary of LWAC with the name of eFFECTOR Therapeutics Operations, Inc. On August 25, 2021, and in connection with the closing of the business combination (the "Business Combination"), LWAC was renamed eFFECTOR Therapeutics, Inc. ("eFFECTOR" or the "Company"). All outstanding preferred shares of Old eFFECTOR converted into common shares of Old eFFECTOR on a 1:1 basis, which were then converted, along with all outstanding common shares of Old eFFECTOR, into common shares of the surviving eFFECTOR company through application of an exchange ratio of approximately 0.09657 (the "Exchange Ratio").

The Company is a clinical-stage biopharmaceutical company focused on pioneering the discovery and development of a new class of oncology drugs the Company refers to as selective translation regulator inhibitors ("STRIs"). The Company’s principal operations are in the United States, with its headquarters in Solana Beach, California. The Company has devoted substantially all of its resources to raising capital, identifying potential product candidates, establishing its intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. The Company has not generated revenues from its principal operations through September 30, 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all the disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022.

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

The Company has experienced net losses and negative cash flows from operating activities since its inception, aside from the years ended December 31, 2021 and December 31, 2020 when net income was realized as a result of a gain on change in fair value recognized associated with the earn-out liability and non-recurring revenue in connection with the Research Collaboration and License Agreement with Pfizer, respectively. The Company has an accumulated deficit of $134.3 million at September 30, 2022. For the nine months ended September 30, 2022, the Company used $19.1 million in cash for operations. At September 30, 2022, the Company had cash and cash equivalents and short-term investments of $33.0 million. The Company anticipates that its expenses will increase significantly in connection with its ongoing activities to support its research and development efforts, and it expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date that these financial statements for the three and nine months ended September 30, 2022 are issued. The principal payments due under the Oxford Loans (as defined below), and the related accrued final payment, have been classified as current liabilities as of September 30, 2022, due to the considerations discussed above and the assessment that the material adverse change clause under the Oxford Loans is not within the Company’s control. The Company has not been notified of an event of default by the lender as of the date of issuance of these financial statements.

The Company’s ability to continue as a going concern is dependent upon its ability to receive additional capital. Management intends to raise additional capital through equity offerings or other capital sources, including potential additional collaborations, licenses and other similar arrangements. Additionally, the Company may receive additional milestone payments from the Research Collaboration and License Agreement with Pfizer (described in Note 12), through the issuance of common stock under the equity purchase agreement with Lincoln Park Capital Fund, LLC (described in Note 9) or through the issuance of common stock under the at-the-market offering program (described in Note 10) with Cantor Fitzgerald & Co. However, the Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all, and may not receive any milestone payments. Without additional capital, the Company may be forced to delay, scale back or eliminate some of its research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations, or may be required to pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of its stockholders.

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

Due to the Company recording net loss for the three and nine months ended September 30, 2022 and the nine months ended September 30, 2021, and none of the outstanding securities being dilutive for those periods, basic and diluted loss per share are the same for each respective period presented.

The Company has used the treasury stock method to calculate diluted net income (loss) per share for the nine months ended September 30, 2021, as the Company was in a net loss position, and used the two-class method for the three months ended September 30, 2021, as the if-converted method is anti-dilutive. Diluted net income per share for the three months ended September 30, 2021 also reflects the assumed exercise of options outstanding during the period using the treasury stock method, to the extent dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Basic Net Income (Loss) per share
Net income (loss)	$(9,559)	$8,879	$(13,405)	$(3,251)
Weighted average common shares outstanding - basic	41,171,990	16,701,967	41,047,533	6,588,282
Net income (loss) per share - basic	$(0.23)	$0.53	$(0.33)	$(0.49)
Diluted Net Income (Loss) per share
Net income (loss)	$(9,559)	$8,879	$(13,405)	$(3,251)
Less: gain on change in fair value of private placement warrants	—	(367)	—	—
Net income (loss) attributable to common shareholders	$(9,559)	$8,512	$(13,405)	$(3,251)
Weighted average common shares outstanding - basic	41,171,990	16,701,967	41,047,533	6,588,282
Weighted average effect of dilutive securities:
Stock options	—	3,302,088	—	—
Private placement warrants	—	1,923	—	—
Public warrants	—	61,737	—	—
Weighted average common shares outstanding - diluted	41,171,990	20,067,715	41,047,533	6,588,282
Net income (loss) per share - diluted	$(0.23)	$0.42	$(0.33)	$(0.49)

Potentially dilutive securities as of September 30, 2022 and 2021 are as follows (in common stock equivalent shares):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Series C Convertible Preferred Stock Warrants	—	108,029	—	108,029
Public warrants	5,833,323	—	5,833,323	5,833,333
Private placement warrants	181,667	—	181,667	181,667
Earn-Out Shares	5,000,000	5,000,000	5,000,000	5,000,000
Unvested sponsor shares	300,000	300,000	300,000	300,000
Stock options outstanding	8,738,880	64,486	8,738,880	3,978,805
Total	20,053,870	5,472,515	20,053,870	15,401,834

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

In connection with the closing of the Business Combination, the LWAC sponsor received 4,056,250 shares of eFFECTOR common stock, of which 300,000 shares were subject to vesting if, on or prior to August 25, 2024, the price of shares of common stock equals or exceeds $15.00 per share for a period of at least 20 trading days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination (the "Sponsor Shares"). The 300,000 sponsor shares subject to vesting meet the criteria for equity classification, but are not considered outstanding from an accounting perspective. These shares are considered issued but not outstanding as of September 30, 2022 and have been excluded from outstanding shares in the calculation of loss per share for the three and nine months ended September 30, 2022.

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

The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements Using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$11,903	$11,903	$—	$—
Short-term investments:
U.S. Treasury securities	21,053	—	21,053	—
Total assets	$32,956	$11,903	$21,053	$—
Liabilities
Private placement warrant liability	$40	$—	$—	$40
Earn-out liability	6	—	—	6
Total liabilities	$46	$—	$—	$46

		Fair Value Measurements Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2021	Level 1	Level 2	Level 3
Assets
Money market funds	$49,702	$49,702	$—	$—
Total assets	$49,702	$49,702	$—	$—
Liabilities
Private placement warrant liability	$678	$—	$—	$678
Earn-out liability	12,130	—	—	12,130
Total liabilities	$12,808	$—	$—	$12,808

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $11.9 million and $49.7 million as of September 30, 2022 and December 31, 2021, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $21.1 million as of September 30, 2022 were classified as Level 2 instruments, all of which are included in short-term investments. There were no marketable securities as of December 31, 2021. Accrued interest receivable related to short-term investments was $0.1 million as of September 30, 2022, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The following tables summarize the Company’s short-term investments accounted for as available-for-sale securities as of September 30, 2022 (in thousands):

			September 30, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	1 year or less	$21,122	$—	$(69)	$21,053
		$21,122	$—	$(69)	$21,053

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

Private Placement Warrant Liability

In connection with the Business Combination, the Company assumed the public and private placement warrants described in Note 2. The private placement warrants are precluded from equity treatment and are recorded as liabilities as they are not considered indexed to the Company's common stock. The private placement warrant liability is measured at fair value, using a combination of observable and unobservable inputs. The change in fair value of the private placement warrant liability is recorded in other income (expense) on the statement of operations and comprehensive income (loss). The following key assumptions were used in determining the fair value of the private placement warrant liability valued using the Black-Scholes option pricing model as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Common stock price	$0.57	$8.28
Expected volatility	125.0%	65.0%
Risk-free interest rate	4.2%	1.3%
Expected term (in years)	3.9	4.7
Expected dividend yield	—	—

The following table presents activity for the private placement warrant liability measured at fair value using significant unobservable Level 3 inputs during the nine months ended September 30, 2022 (in thousands):

Private Placement Warrant Liability
Private Placement Warrants liability - August 25, 2021 (closing date)	$1,862
Change in fair value - Closing Date through December 31, 2021	(1,184)
Balance at December 31, 2021	678
Change in fair value	(638)
Balance at September 30, 2022	$40

Earn-Out Liability

Former holders of shares of Old eFFECTOR common stock were allocated Earn-Out Shares in connection with the completion of the Business Combination with LWAC which are accounted for as liabilities. Please refer to Note 11 for additional details surrounding the valuation methodology for these Earn-Out Shares.

5. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021

Lab equipment	$30	$30
Computer and office equipment	145	127
Furniture and fixtures	61	64
Leasehold improvements	186	—
Construction in process	14	74
	436	295
Less accumulated depreciation and amortization	(190)	(204)
	$246	$91

The Company recorded depreciation and amortization expense of approximately $18 thousand and $6 thousand for the three months ended September 30, 2022 and 2021, respectively, and approximately $26 thousand and $19 thousand for the nine months ended September 30, 2022 and 2021, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Employee compensation	$1,068	$1,343
Research and development	1,567	1,115
Professional and outside services	320	452
Interest	166	133
Income taxes payable	351	351
Other	143	24
	$3,615	$3,418

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

The Company recorded a debt discount of $1.6 million for the estimated fair value of warrants, debt issuance costs, and final payment to be made, which is being amortized to interest expense over the term of the loan using the effective-interest method. As of September 30, 2022, the Company had $20.0 million of outstanding principal under the Term A Loans of which $19.0 million is reflected on the balance sheet net of debt discounts. Interest expense, including amortization of debt discount related to the Oxford Term A Loans, totaled $0.6 million and $1.6 million for the three and nine months ended September 30, 2022, and $0.5 million and $1.0 million for the three and nine months ended September 30, 2021. The Company is in compliance with all covenants under the Oxford LSA as of September 30, 2022. The Term A Loans include customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term A Loans. The principal payments due under the Oxford Loans, and the related accrued final payment, have been classified as current liabilities as of September 30, 2022, due to the considerations discussed in Liquidity section of Note 1. The Company has not been notified of an event of default by the lender as of the date of issuance of these financial statements.

Based on the outstanding principal amounts for the Company’s Term A Loans, the following table sets forth by year the Company’s required future principal payments as of September 30, 2022 (in thousands):

As of September 30, 2022
2024	$5,555
2025	6,667
2026	6,667
2027	1,111
Required future principal payments	$20,000
Unamortized debt discount	(1,015)
Current term loans, net as of September 30, 2022	$18,985

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

The Company recorded a debt discount of $0.2 million for the estimated fair value of warrants and debt issuance costs upon the borrowing of each Term Loan A and Term Loan B, which was being amortized to interest expense over the term of the loan using the effective-interest method. Interest expense, including amortization of debt discount related to the SVB Term Loans, totaled zero for the three months ended September 30, 2022 and 2021, respectively, and zero and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Private placement warrants are liability-classified (See Note 4) and the public warrants are equity-classified. The following table summarizes the number of outstanding public warrants and private placement warrants and the corresponding exercise price as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021	Exercise Price	Expiration Date
Public warrants	5,833,323	5,833,333	$11.50	August 24, 2026
Private placement warrants	181,667	181,667	$11.50	August 24, 2026

During the nine months ended September 30, 2022, warrants to purchase ten shares of common stock were exercised for gross proceeds of less than $1 thousand. No warrants were exercised during the three months ended September 30, 2022.

9. Equity Purchase Agreement

On January 24, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) which provides for the sale to Lincoln Park up to $50.0 million of shares (the “Purchase Shares”) of the Company's common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park made an initial purchase of $3.0 million of shares of common stock (the "Initial Purchase"), which equated to 557,610 shares of common stock, and the Company issued 142,939 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. For the nine months ended September 30, 2022, an additional 30,000 shares of common stock were sold at an average price per share of $1.74 for gross proceeds of $52 thousand. There were no shares sold under the Purchase Agreement during the three months ended September 30, 2022.

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

2021 Equity Incentive Plan and ESPP

In connection with the consummation of the Business Combination on August 25, 2021, the Board of Directors approved the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”). As of September 30, 2022, 6,759,987 shares of common stock are authorized for issuance pursuant to awards under the 2021 Plan, inclusive of any shares of common stock subject to stock options, restricted stock awards or other awards that were assumed in the Business Combination. As of September 30, 2022, 5,598,409 options to purchase common shares have been awarded and 1,650,953 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

At a special meeting of stockholders held on August 24, 2021, stockholders considered and approved the eFFECTOR Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the "ESPP"). The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. An aggregate of 880,000 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by our board of directors; provided that the total number of shares of common stock that become available for issuance under the ESPP will never exceed 15,000,000. If our capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the ESPP will be appropriately adjusted. As of September 30, 2022, 1,259,471 shares were reserved for future issuance under the ESPP. During the three and nine months ended September 30, 2022, zero and 27,428 shares of common stock were issued under the ESPP, respectively.

At-the-Market Offering Program

In September 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co (the "Agent", or "Cantor"), under which the Company may, from time to time, sell shares of the Company’s common stock having an aggregate offering price of up to $15.0 million in “at the market” offerings (ATM Offering Program) through the Agent. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the three and nine months ended September 30, 2022, the Company sold an aggregate of 195,518 shares of common stock at a weighted-average price of $0.59 per share for gross proceeds of approximately $0.1 million under the ATM Offering Program. Offering costs, including commissions, of approximately $0.2 million were recorded as an offset to gross proceeds within additional paid-in capital.

Stock Options

In May 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”), which was amended in February 2016. The Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights, and stock bonuses to directors, employees and consultants of the Company. As of September 30, 2022 and December 31, 2021, the number of shares reserved under the 2013 Plan was 3,629,846 and 3,886,613, respectively.

The terms of the 2021 Plan provide for the grant of incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights, and stock bonuses to directors, employees and consultants of the Company. As of September 30, 2022 and December 31, 2021, the number of shares reserved under the 2021 Plan was 6,759,987 and 6,508,048, respectively.

There were zero shares available for grant under the 2013 Plan as of September 30, 2022 and December 31, 2021. In connection with the completion of the Business Combination and the adoption of the 2021 Plan, no further awards will be granted under the 2013 Plan. Options granted under the 2021 Plan are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant, or in the case of certain non-statutory options, ten years from the date of grant. The exercise price of each option shall be determined by the Board of Directors based on the estimated fair value of the Company’s stock on the date of the option grant. In the case of incentive stock options, the exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s stock at the date of grant and for a term not to exceed five years.

A summary of the Company’s stock option activity under the plans is as follows (in thousands, except share and per share amounts and years):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,193,321	$2.41	6.0	$26,115
Granted	5,253,923	3.17	9.6
Exercised	(4,828)	0.52	0.6
Cancelled or forfeited	(703,536)	4.14	8.8
Outstanding at September 30, 2022	8,738,880	$2.73	7.6	$16
Vested and exercisable at September 30, 2022	3,947,871	$2.21	5.3	$7

For the nine months ended September 30, 2022 the total fair value of vested options was $3.0 million. The weighted-average grant date fair value of employee and non-employee option grants during the nine months ended September 30, 2022 was $2.23 per share.

Common Stock

During the three and nine months ended September 30, 2022, the Company issued zero and 4,828 shares of common stock in connection with the exercise of stock options, for net cash proceeds of zero and $2,500, respectively. During the three and nine months ended September 30, 2021, the Company issued 57,489 and 72,940 shares of common stock in connection with the exercise of stock options, for net cash proceeds of $63,000 and $78,000, respectively.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense specifically related to stock options of $1.6 million and $3.6 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.7% - 4.1%	0.7% - 0.9%
Expected volatility	82% - 86%	82% - 90%
Expected term (in years)	5.2 - 6.1	5.5 - 6.1
Expected dividend yield	0%	0%

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

As of September 30, 2022, the unrecognized compensation cost related to outstanding employee options was $8.1 million and is expected to be recognized as expense over approximately 2.6 years. Unrecognized compensation cost related to outstanding nonemployee options was $2.0 million as of September 30, 2022, and is expected to be recognized as expense over approximately 1.2 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of September 30, 2022:

September 30, 2022
Stock options issued and outstanding	8,738,880
Public warrants issued and outstanding	5,833,323
Private placement warrants issued and outstanding	181,667
Earn-Out shares	5,000,000
Unvested sponsor shares	300,000
Authorized for future stock awards or option grants	1,650,953
Authorized for future issuances under the ESPP	1,259,471
Total	22,964,294

11. Earn-Out Shares

In accordance with the Merger Agreement, 5,000,000 Earn-Out Shares are contingently issuable to Old eFFECTOR stockholders and option holders upon the occurrence of the Triggering Event, defined within the Merger Agreement as the date on which the common stock price equals or exceeds $20.00 over at least 20 trading days out of 30 consecutive trading day period for the two-year period following the close date of the Business Combination. As of September 30, 2022, the stockholders and option holders would be eligible to receive approximately 4,561,353 and 438,647 Earn-Out Shares, respectively. As of December 31, 2021, the stockholders and option holders would be eligible to receive approximately 4,426,889 and 573,111 Earn-Out Shares, respectively.

The fair value of the Earn-Out Shares was $0.0014 per share as of September 30, 2022. The fair value of the Earn-Out Shares was $2.74 per share as of December 31, 2021.

The estimated fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earn-Out Period using the most reliable information available. Assumptions used in the valuation were as follows:

	September 30, 2022	December 31, 2021
Stock price	$0.57	$8.28
Expected volatility	115.0%	65.0%
Risk-free interest rate	4.1%	0.6%
Forecast period (in years)	0.9	1.6
Cost of equity	20.0%	20.0%

Old eFFECTOR Shareholders

The Company has determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR shareholders is not indexed to the Company's stock under ASC 815-40 and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to the common stock of the Company, and as such liability classification is required. As of the consummation date of the Business Combination, the estimated fair value of the shareholder Earn-Out Shares was approximately $61.0 million and the Company will revalue the liability each reporting period with the changes in fair value being recorded to the Statements of Operations. For the three and nine months ended September 30, 2022, there was a decrease in the earn-out liability of $0.1 million and $12.1 million, respectively, which was recorded as a gain on change in fair value within the statements of operations. In accordance with the Merger Agreement, Earn-Out Shares attributable to Old eFFECTOR option holders who discontinue providing service before the occurrence of the Triggering Event are reallocated to the remaining eligible stockholders and option holders.

The earn-out liability is recorded on the balance sheet as a current liability since the expected date of achievement based on the valuation model is within the next twelve months. The following table presents activity for the Earn-Out liability measured at fair value using significant unobservable Level 3 inputs at December 31, 2021 and September 30, 2022 (in thousands):

Earn-out Liability
Earn-out liability - August 25, 2021 (Closing Date)	$61,024
Incremental shares due to option holder forfeitures	16
Change in fair value - Closing date through December 31, 2021	(48,910)
Earn-out liability - December 31, 2021	12,130
Change in fair value	(12,124)
Balance at September 30, 2022	$6

Old eFFECTOR Option Holders

The contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event. The fair value of the option holder Earn-Out Shares at the Merger closing date (August 25, 2021) was approximately $7.9 million, which was recorded as share-based compensation over the derived service period of 0.36 years following the consummation of the Business Combination. For the three and nine months ended September 30, 2022, there was approximately zero and $0.3 million, respectively, recorded in share-based compensation related to the Earn-Out Shares and the derived service period was completed as of March 31, 2022, with no additional share-based compensation expense to be recorded.

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

The Company paid an annual minimum royalty of $15,000 to UCSF for each of the nine months ended September 30, 2022 and 2021, and zero paid for each of the three months ended September 30, 2022 and 2021. All license related fees were recorded as research and development expense.

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

Under the framework of ASC Topic 606, Revenue from Contracts with Customers, the Company identified two distinct performance obligations; 1) delivery of the license and 2) performance of future research activities specified within the research plan. The Company determined the standalone value of the license by calculating the present value of the probability weighted cash inflows to be generated from the Pfizer Agreement. These cash inflows include development and sales milestones and future royalties. The standalone value of the research activities was determined by identifying the market cost for services and supplies to perform such activities if it were to be outsourced to a third-party. The initial transaction price of $27.0 million was allocated to the two performance obligations on a relative standalone value basis, with $25.6 million allocated to the license and $1.4 million allocated to the research activities, which were completed in 2020. The value attributable to the license was recognized upon delivery of the license to Pfizer and the value attributable to the research activities was recognized pro-rata based on the actual costs incurred by the Company compared to the total estimated costs of the research activities from the time of execution to the end of the research program.

There was no revenue recorded in connection with this agreement for the three and nine months ended September 30, 2022 and 2021 because all development and sales milestones (variable consideration) were fully constrained.

14. DARPA Grant Revenue

In April 2021, the Company entered into a Research Subaward Agreement with UCSF (the "Subaward Agreement"), whereby up to $5.0 million in allowable costs are reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19. Under the terms of the Subaward Agreement, the Company is obligated to provide financial and technical reports to UCSF on a periodic basis. The Subaward Agreement can be terminated by either party upon written notice and also in the event that DARPA suspends or terminates its cooperative agreement with UCSF. The Company recognized $0.9 million and $2.9 million of revenue under the Subaward Agreement in the three and nine months ended September 30, 2022, respectively, and $0.4 million and $1.1 million in the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had a receivable of $0.4 million and $0.1 million, respectively, recorded within prepaid expenses and other current assets on the balance sheets. The initial award period for the Subaward Agreement ended in December 2021, and in April 2022 the Company received an extension of the award period to December 2022, with the same maximum $5.0 million reimbursement amount. As of September 30, 2022, $0.7 million remains reimbursable for allowable costs under the Subaward Agreement.

15. Commitments and Contingencies

Leases

In November 2020, the Company entered into a non-cancelable operating sublease for office space in San Diego, California, with a lease term through December 2021. Rent expense under this lease was $24,000 and $72,000 for the three and nine months ended September 30, 2021, respectively.

In September 2021, the Company entered a non-cancelable three-year lease for certain new office space in Solana Beach, California, with an option to renew for an additional three-year term. The initial term of the lease started on November 1, 2021, and it serves as the Company's new headquarters. Rent expense under this lease was $16,000 and $49,000 for the three and nine months ended September 30, 2022, respectively.

During the three and nine months ended September 30, 2022, the Company paid $13,000 and $48,000, respectively, in lease payments. During the three and nine months ended September 30, 2021, the Company paid $28,000 and $84,000, respectively, in lease payments. All lease payments were included in operating activities in the statements of cash flows.

The following table summarizes supplemental balance sheet information related to leases as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$125	$166
Total right-of-use assets	125	166
Liabilities
Operating lease liabilities, current	54	44
Operating lease liabilities, non-current	77	126
Total operating lease liabilities	$131	$170

As of September 30, 2022, the future minimum annual lease payments under the existing operating leases were as follows (in thousands, except for weighted-average remaining lease term and weighted-average discount rate):

Remainder of 2022	$13
2023	67
2024	62
Total remaining lease payments	142
Less: imputed interest	(11)
Total operating lease liabilities	131
Less: current portion	(54)
Long-term operating lease liabilities	$77
Weighted-average remaining lease term (in years)	2.1
Weighted-average discount rate	8%

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, the impact of the COVID-19 pandemic on our business, the potential to develop future product candidates, the potential benefits of strategic collaborations, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K, filed with the SEC on March 16, 2022. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Our lead product candidate, tomivosertib, is an oral small-molecule inhibitor of MNK that we are developing in combination with inhibitors of anti-PD-(L)1 therapy, for the treatment of patients with solid tumors. In June 2021, we initiated dosing in KICKSTART, our randomized Phase 2b clinical trial evaluating tomivosertib in combination with pembrolizumab in patients with metastatic non-small cell lung cancer (“NSCLC”). We updated our trial design to focus on the largest segment of that market, patients who are undergoing their initial, or frontline, course of treatment. The revised trial includes the following two cohorts: (1) “PD-L1 ≥50% cohort”, for patients with PD-(L)1 expression ≥50% who will receive tomivosertib or placebo in combination with pembrolizumab as their initial therapy; and (2) a new “PD-L1 ≥1% cohort” for patients with PD-(L)1 expression ≥1% who will receive tomivosertib or placebo in combination with pembrolizumab as maintenance therapy immediately after completing the platinum-based chemotherapy doublet phase of their frontline treatment without disease progression. We anticipate reporting topline data from both cohorts in the first half of 2023. Our second product candidate, zotatifin, is an inhibitor of eIF4A, a component of the eIF4F complex, and is currently being evaluated in a Phase 1/2 clinical trial in patients with certain solid tumors. We have completed the Phase 1 portion of this trial and are currently enrolling patients in multiple Phase 2a open-label expansion cohorts in biomarker-selected patients with tumors driven by multiple proteins shown in our preclinical studies to be downregulated by zotatifin. In June

2022, we reported positive interim results from the Phase 1/2 dose escalation and expansion trial, with such results showing that zotatifin was generally well tolerated, resulted in suppression of a select set of oncogenic drivers, and demonstrated initial signals of clinical activity in patients with breast cancer. Based on zotatifin’s mechanism and results observed to date, we’ve expanded the cohort evaluating zotatifin in combination with fulvestrant (ECBF) in ER+ breast cancer to 18 patients. We also expanded the cohort evaluating zotatifin in combination with fulvestrant and abemaciclib (ECBF+A) in ER+ breast cancer from the previously disclosed 7 to 18 patients. In addition, a new cohort evaluating zotatifin in combination with fulvestrant in ER+ breast cancer patients with Cyclin D1 amplification is being planned. We anticipate reporting topline data from the expanded ECBF cohort (n=18) and from the initially planned 7 patients in the ECBF+A cohort by the end of 2022, as well as initial overall response data from the Cyclin D1 amplified ER+ breast cancer cohort in the first half of 2023. We are also conducting a Phase 1b clinical trial of zotatifin in non-hospitalized adults with confirmed COVID-19 infection. The study is a double-blind, randomized, placebo-controlled trial evaluating the safety and antiviral activity of a single dose of zotatifin. We completed enrollment in the first two of three cohorts and expect to report topline data for all three cohorts in the first half of 2023. We have entered into a global research collaboration and license agreement with Pfizer for our earliest stage program, inhibitors of eIF4E, and Pfizer is currently conducting IND-enabling studies for this program.

Since our inception in 2012 we have devoted substantially all of our resources to raising capital, identifying potential product candidates, establishing our intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. As of September 30, 2022, we have raised a total of $301.5 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer ("Pfizer Agreement"), $35.0 million from loans under credit facilities, $3.1 million gross proceeds from the sale of common stock under the equity purchase agreement ("Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), $4.3 million in grant revenue under the Research Subaward Agreement with The Regents of the University of California, on behalf of its San Francisco campus ("UCSF"), and $0.1 million in gross proceeds from the sale of common stock under our Controlled Equity OfferingSM Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co ("Cantor")("ATM Offering Program"). Other than with respect to the net income generated as a result of revenue under the Pfizer Agreement generated in 2020 and net income generated as a result of a gain on change in fair value recognized in connection with the earn-out liability in 2021, we have incurred significant operating losses since our inception. For the three months ended September 30, 2021, our net income for the period was $8.9 million. For the nine months ended September 30, 2021, our net loss for the period was $3.3 million. For the three and nine months ended September 30, 2022, we had a net loss for the respective periods of $9.6 million and $13.4 million. As of December 31, 2021 and September 30, 2022, we had an accumulated deficit of $120.9 million and $134.3 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with the research and development of our product candidates and development programs, and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and losses for at least the next several years. We anticipate our expenses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. As of September 30, 2022, we had $33.0 million in cash and cash equivalents and short-term investments. To fund further operations, we will need to raise additional capital. Our current capital resources will not be sufficient for us to complete the clinical development of any of our product candidates or, if applicable, to prepare for commercializing any product candidate which may receive approval from the FDA or comparable foreign regulatory authority. Accordingly, we expect to finance our cash needs through a combination of equity offerings, debt financings, or other capital sources, including potential additional collaborations, licenses, and other similar arrangements. Adequate funding may not be available to us on acceptable terms, if at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

DARPA Subaward Agreement

In April 2021, we entered into a Research Subaward Agreement with UCSF (the "Subaward Agreement"), whereby up to $5.0 million in allowable costs are reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19. Under the terms of Subaward Agreement, we are obligated to provide financial and technical reports to UCSF on a periodic basis.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
External development program expenses:
tomivosertib (eFT508)	$2,792	$1,126	$6,616	$4,732
zotatifin (eFT226)	1,774	1,080	4,447	3,514
eIF4E	—	—	8	84
Unallocated internal research and development expenses:
Personnel related	1,464	1,356	3,898	2,730
Other	602	1,460	1,694	2,502
Total research and development expenses	$6,632	$5,022	$16,663	$13,562

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

Interest Expense

Interest expense consists of interest on our outstanding debt facilities. We entered into a new debt facility with Oxford Financial LLC (“Oxford”) in March 2021. Interest expense recorded in the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, consisted of amounts attributable to the Oxford term loan, and interest expense recorded in the nine months ended September 30, 2021, consisted of amounts attributable to our then outstanding term loans with Silicon Valley Bank ("SVB"), as well as the Oxford term loan.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table sets forth our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Period-to- Period
	2022	2021	Change
Grant revenue	$867	$427	$440
Operating expenses:
Research and development	6,632	5,022	1,610
General and administrative	3,486	4,119	(633)
Total operating expenses	10,118	9,141	977
Loss from operations	(9,251)	(8,714)	(537)
Other income (expense)	(308)	17,593	(17,901)
Net income (loss)	$(9,559)	$8,879	$(18,438)

Grant Revenue

Grant revenue was $0.9 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively. The increase in grant revenue was due to increased development activities associated with the eFT226-003 COVID program, which were reimbursable during 2022.

Research and Development Expenses

Research and development expenses were $6.6 million and $5.0 million for the three months ended September 30, 2022 and 2021, respectively. The increase in research and development expenses during this period of $1.6 million, was primarily due to a $1.7 million increase for the eFT508 program due primarily to increased costs associated with the eFT508-011 (KICKSTART) trial, and a $0.7 million increase for the eFT226 program due to increased costs associated with the eFT226-003 (COVID) and eFT226-002 trials and CMC costs as compared to the same period in 2021. Additionally, there was an increase of $0.1 million in employee related costs primarily related to increased headcount as compared to the same period in 2021 and a $0.1 million increase in consultant costs. These increases were partially offset by a $1.0 million decrease in license fees due to a one-time payment made to UCSF in connection with the completion of the Business Combination in 2021.

General and Administrative Expenses

General and administrative expenses were $3.5 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively. The decrease in general and administrative expenses during this period of $0.6 million was related to a $0.6 million decrease in personnel-related costs attributable to decreased stock-based compensation expense recorded in connection with the earn-out liability as compared to the same period in 2021. Further, there was a decrease of $0.3 million in consultant costs and decrease of $0.1 million in corporate legal costs as compared to the same period in 2021. These decreases were partially offset by a $0.4 million increase in costs primarily related to increased insurance expense as compared to the same period in 2021.

Other Income (Expense)

Other expense was $0.3 million for the three months ended September 30, 2022 and other income was $17.6 million for the three months ended September 30, 2021. The decrease in other income of $17.9 million was primarily due to the gain on change in fair value of the earn-out liability of $17.8 million and the warrant liability of $0.3 million in the third quarter of 2021.

Comparison of the nine months ended September 30, 2022 and 2021

The following table sets forth our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		Period-to- Period
	2022	2021	Change
Grant revenue	$2,878	$1,119	$1,759
Operating expenses:
Research and development	16,663	13,562	3,101
General and administrative	9,895	7,052	2,843
Total operating expenses	26,558	20,614	5,944
Loss from operations	(23,680)	(19,495)	(4,185)
Other income (expense)	10,275	16,244	(5,969)
Net loss	$(13,405)	$(3,251)	$(10,154)

Grant Revenue

Grant revenue was $2.9 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in grant revenue was due to the timing associated with grant commencement along with increased development activities associated with the eFT226-003 COVID program, which were reimbursable during 2022.

Research and Development Expenses

Research and development expenses were $16.7 million and $13.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in research and development expenses during this period of $3.1 million, was primarily due to a $1.2 million increase in employee related costs related to increased stock-based compensation and increased headcount. Additionally, there was a $1.9 million increase for the eFT508 program due primarily to increased costs associated with the eFT508-011 (KICKSTART) trial, and a $0.9 million increase for the eFT226 program due to increased costs associated with the eFT226-003 (COVID) and eFT226-002 trials and CMC-related costs. Further, there was a $0.2 million increase in consultant costs as compared to the same period in 2021. These costs were partially offset by a $0.1 million decrease for the eIF4E program and a $1.0 million decrease in license fees due to a one-time payment made to UCSF in connection with the completion of the Business Combination in 2021.

General and Administrative Expenses

General and administrative expenses were $9.9 million and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in general and administrative expenses during this period of $2.8 million was related to an increase of $2.1 million in costs primarily related to insurance costs, a $0.8 million increase in personnel-related costs attributable to increased headcount to support public company activities along with increase stock-based compensation, and a $0.3 million increase in consultant costs. These increases were partially offset by a decrease in patent and corporate legal costs of $0.4 million during the period as compared to the same period in 2021.

Other Income (Expense)

Other income was $10.3 million and $16.2 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in other income of $6.0 million was mostly due to the difference in the change in fair value of the earn-out liability and warrant liability during 2022 along with $1.2 million in other expense recorded in 2022 primarily related to the equity purchase agreement with Lincoln Park, partially offset by the loss on debt extinguishment of $0.5 million recorded in 2021.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through September 30, 2022, we have raised a total of $301.5 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer, $35.0 million from loans under credit facilities, $3.1 million gross proceeds from the sale of common stock to Lincoln Park under the equity purchase agreement ($46.9 million remaining as available for sale under the equity purchase agreement as of September 30, 2022), $4.3 million in grant revenue under the Research Subaward Agreement with UCSF, and $0.1 million in gross proceeds from the sale of common stock under the ATM Offering Program.

Prior to the Business Combination, our operations were funded primarily from the issuance of convertible preferred stock and common stock. Upon the closing of the Business Combination in August 2021, we received net proceeds totaling approximately $52.9 million.

Our cash and cash equivalents and short-term investments totaled $33.0 million as of September 30, 2022. Until required for use in our business, we typically invest our cash in investments that are highly liquid, readily convertible to cash with original maturities of 1 year or less at the date of purchase. We attempt to minimize the risks related to our cash and cash equivalents and investments by maintaining balances in accounts only with accredited financial institutions and, consequently, we do not believe we are subject to unusual credit risk beyond the normal credit risk associated with ordinary commercial banking relationships.

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

On February 22, 2022, the Company entered into an amendment to the Oxford LSA whereby the interest only period for the Term A Loans will end on March 1, 2024, instead of May 1, 2023. In connection with the amendment, the maturity of the Term A Loans was extended from March 18, 2026 to February 1, 2027. Additionally, Term B Loans will now become available to the Company after January 1, 2023, and upon achievement of certain clinical development milestones, until the earlier of (i) June 30, 2023, (ii) forty-five days after the occurrence of the Phase II Milestones, and (iii) the occurrence of an event of default. The interest-only period ends March 1, 2024, provided that upon the funding of the Term B Loans the end date will be extended to March 1, 2025. The principal payments due under the Oxford Loans, and the related accrued final payment, have been classified as current liabilities as of September 30, 2022, due to the considerations discussed in the Liquidity section of Note 1. The Company has not been notified of an event of default by the lender as of the date of issuance of these financial statements.

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

DARPA Subaward Agreement

In April 2021, we entered into a Subaward Agreement with UCSF, whereby up to $5.0 million in allowable costs are reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19. Under the terms of Research Subaward Agreement, we are obligated to provide financial and technical reports to UCSF on a periodic basis. The Subaward Agreement can be terminated by either party upon written notice and also in the event that DARPA suspends or terminates its cooperative agreement with UCSF. The initial award period for the Subaward Agreement ended in December 2021 and in April 2022 we received an extension of the award period to December 2022, with the same maximum $5.0 million reimbursement amount. As of September 30, 2022, $0.7 million remains reimbursable for allowable costs under the Subaward Agreement.

Equity Purchase Agreement with Lincoln Park

On January 24, 2022, we entered into the Purchase Agreement with Lincoln Park which provides for the sale to Lincoln Park up to $50.0 million of shares of out common stock over the thirty-six (36) month term of the Purchase Agreement, subject to certain conditions. In connection with the Purchase Agreement, Lincoln Park made an initial purchase of $3.0 million of shares of common stock, which equated to 557,610 shares of common stock, and we issued 142,939 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. As of September 30, 2022, the Company had issued an additional 30,000 shares at an average price per share of $1.74 under the Purchase Agreement for gross proceeds of $52 thousand. No assurance can be given that we will sell any additional shares of common stock under the Purchase Agreement, or, if we do, as to the price or amount of shares of common stock that we sell or the dates when such sales will take place. See Note 9 to our financial statements contained elsewhere in this Form 10-Q for information concerning the Purchase Agreement.

At-the-Market Offering Program with Cantor

In September 2022, we entered into the Sales Agreement with Cantor, under which we may, from time to time, sell shares of the Company’s common stock having an aggregate offering price of up to $15.0 million in ATM Offering Program through the Agent. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the three and nine months ended September 30, 2022, we sold an aggregate of 195,518 shares of common stock at a weighted-average price of $0.59 per share for gross proceeds of approximately $0.1 million under the ATM Offering Program. We incurred offering costs in connection with the ATM, including commissions, of approximately $0.2 million during the three and nine months ended September 30, 2022.

Funding Requirements

As of September 30, 2022, we had $33.0 million in cash and cash equivalents and short-term investments, which we estimate is sufficient to fund readouts of topline data from our Phase 2b KICKSTART trial evaluating tomivosertib in combination with pembrolizumab in patients with NSCLC in the first half of 2023, topline data from our ongoing Phase 2a dose expansion cohorts evaluating zotatifin in patients with certain biomarker-positive solid tumors, including ER+ breast cancer, in the second half of 2022, initial overall response rate data from the Cyclin D1 amplified ER+ cohort in the first half of 2023 and topline data from our Phase 1b clinical trial of zotatifin in non-hospitalized adults with confirmed COVID-19 infections in the first half of 2023. However, we have prepared cash flow forecasts which indicate that based on our expected operating cash flows, without taking into account future projected cash inflows, there is substantial doubt about our ability to continue as a going concern within twelve months after the date that the financial statements for the nine months ended September 30, 2022, are issued. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

We have no other committed sources of capital, other than potential additional draw downs under the Oxford facility, remaining reimbursement under the Subaward Agreement with UCSF and the potential future sales under the Purchase Agreement with Lincoln Park and the ATM with Cantor. Until we can generate a sufficient amount of product revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through equity offerings, debt financings or other capital sources, including potential additional collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table sets forth the cash flow from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(19,119)	$(19,880)
Investing activities	(21,482)	601
Financing activities	2,802	58,831
Net increase (decrease) in cash	$(37,799)	$39,552

Comparison of the nine months ended September 30, 2022 and 2021

Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $19.1 million, which resulted from a net loss of $13.4 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges and other adjustments included $12.1 million from a gain recorded from the change in fair value of the earn-out liability, $3.9 million in stock-based compensation, $1.2 million other expense recorded in connection with the Purchase Agreement with Lincoln Park, $0.6 million from a gain recorded from change in fair value of liability-classified warrants and $0.3 million in non-cash interest expense. Changes in operating assets and liabilities included a $0.7 million decrease in prepaid expenses and other assets related to the amortization of prepaid public company insurance policies and a $0.1 million increase in accrued expenses primarily related to accrued research and development costs.

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

Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $21.5 million as a result of the purchases of short-term investments, partially offset by maturities during the period.

During the nine months ended September 30, 2021, net cash provided by investing activities was $0.6 million as the result of proceeds received in connection with the sale of laboratory equipment.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $2.8 million, which was the result of net proceeds from the issuance of common stock to Lincoln Park under the Purchase Agreement and proceeds from the issuance of common stock under the ATM Offering Program during the period.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates," in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022.

Recent Accounting Pronouncements

See Note 2 to our financial statements contained elsewhere in this Form 10-Q for information concerning recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2022, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the nine months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our Common Stock and Warrants.

If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the minimum closing bid price, stockholders’ equity or round lot holders requirements or the corporate governance requirements, Nasdaq may take steps to delist our Common Stock and/or Warrants. On August 29, 2022, we received a letter from the Nasdaq Stock Market staff indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until February 27, 2023, to regain compliance. We will regain compliance under this rule if at any time before February 27, 2023, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter had no immediate effect on the listing or trading of our common stock and warrants and such securities continue to trade on the Nasdaq Capital Market. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in us regaining compliance with Nasdaq’s minimum bid price rule by February 27, 2023. If we do not regain compliance by February 27, 2023, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Nasdaq staff would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurance the Nasdaq staff would grant our request for continued listing.

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

10.1

Controlled Equity OfferingSM Sales Agreement Sale Agreement by and between the Registrant and Cantor Fitzgerald & Co., dated September 1, 2022 (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1, 2022).

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

eFFECTOR Therapeutics, Inc.

Date: November 7, 2022	By:	/s/ Stephen Worland
Stephen Worland, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Michael Byrnes
Michael Byrnes
Chief Financial Officer (Principal Financial and Accounting Officer)