Form 10-K
period 2022-12-31
eFFECTOR Therapeutics, Inc.
filed 2023-03-08
CIK 1828522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market of $1.42 per share, was approximately $47.7 million.

The number of shares of Registrant’s common stock outstanding as of February 28, 2023 was 42,401,219.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

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

ii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on pioneering the development of a new class of oncology drugs we refer to as selective translation regulator inhibitors (“STRIs”). Translation is the process in cells whereby the synthesis of proteins is directed by information contained in genetic sequences. We utilized our proprietary selective translation regulation technology platform to internally discover a portfolio of small molecule STRI product candidates. Our product candidates target the eIF4F complex and its activating kinase, MNK. The eIF4F complex is a central node where two of the most frequently mutated signaling pathways in cancer, the PI3K-AKT and RAS-MEK pathways, converge to activate the translation of select messenger RNA (“mRNA”) into proteins that are frequent culprits in key disease-driving processes. Inhibition of these targets simultaneously downregulates multiple disease-driving proteins before they are synthesized. Each of our product candidates is designed to act on a single protein that drives the expression of multiple functionally related proteins, including oncoproteins, which are proteins whose aberrant function can cause cancer, immunosuppressive proteins in T cells and proteins known to drive drug resistance that together control tumor growth, survival and immune evasion.

Our lead product candidate, tomivosertib, is an inhibitor of MNK, and is currently being evaluated in combination with KEYTRUDA® (also known as pembrolizumab), an FDA-approved inhibitor of programmed cell death protein 1 (“PD-1”) in a randomized Phase 2b clinical trial in patients with metastatic non-small cell lung cancer (“NSCLC”). Our second product candidate, zotatifin, is an inhibitor of eIF4A, a component of the eIF4F complex, and is currently being evaluated in a Phase 1/2 clinical trial in patients with certain solid tumors. We have completed the initial dose escalation portion of this trial and are currently evaluating zotatifin in combination with fulvestrant and abemaciclib in a Phase 2a open-label expansion cohort in patients with ER+ breast cancer. In light of the favorable safety results observed to date in the Phase 1/2 clinical trial, we have also resumed dose escalation of zotatifin in combination with fulvestrant in patients with ER+ breast cancer to determine if a higher dose of zotatifin can be utilized in future clinical studies. We have also completed a Phase 1b clinical trial evaluating zotatifin as an antiviral agent against SARS-CoV-2. We have entered into a global collaboration and license agreement with Pfizer for our earliest stage program, inhibitors of eIF4E, and Pfizer is currently conducting investigational new drug application (“IND”) enabling studies for this program. We believe each of our product candidates has the potential to improve patient outcomes and expand the utility of cancer treatments such as checkpoint inhibitors and targeted therapies.

The following table summarizes our current programs:

Figure 1: Our Pipeline

Targeting the eIF4F Complex and MNK

The eIF4F complex plays a critical role in the production of certain proteins that promote cell growth and division. During normal cellular function, extracellular factors such as growth factors or antigens, bind to cell surface receptors such as receptor tyrosine kinases (“RTKs”) and T cell receptors (“TCRs”) which initiate signaling through the PI3K-AKT and RAS-MEK pathways to stimulate growth. Under normal conditions, RTKs and TCRs are stimulated only transiently when cell growth and proliferation are required. However, when eIF4F activation is excessive and continuous, either because of oncogenic mutations that activate the PI3K-AKT and RAS-MEK pathways or the continuous presentation of antigens to TCRs in cancer, this results in a sustained upregulation of protein synthesis. This sustained upregulation leads to uncontrolled growth of tumor cells and exhaustion of T cells, which causes T cells to become less effective cancer fighters. Inhibiting targets in the eIF4F complex downregulates production of disease-driving proteins before they are synthesized. Proteins in tumor cells that are controlled by the eIF4F complex include: (1) multiple oncoproteins currently addressed by targeted therapies, such as RTKs and KRAS; (2) oncoproteins for which there are currently no targeted therapies available, such as MYC and Cyclin D1; and (3) certain proteins that are often upregulated in response to targeted therapies as a resistance mechanism, such as Cyclin D1, CDK4/6, RTKs, and KRAS. In T cells, MNK controls the production of multiple immunosuppressive factors including PD-1, PD-L1, TIM3, LAG3 and IL-10 that serve to exhaust the T cells and attenuate an immune response.

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

Tomivosertib, a Potent and Highly Selective MNK Inhibitor

Our lead product candidate, tomivosertib, is an oral small molecule inhibitor of MNK that we are developing in combination with inhibitors of PD-1 and programmed cell death ligand 1 (“PD-L1”), collectively what we refer to as anti PD-(L)1 therapy, for the treatment of patients with solid tumors. MNK is a kinase that phosphorylates, or modifies by the enzymatic addition of a phosphate chemical group, a key protein within the eIF4F complex. Through inhibition of MNK, tomivosertib is designed to downregulate production of multiple immune-suppressive proteins and to reprogram T cells to delay exhaustion and dysfunction, increasing their ability to combat tumor cells. Tomivosertib has been shown to downregulate production of multiple immunosuppressive proteins, including PD-1, PD-L1, TIM3, LAG3 and IL-10, in preclinical studies. MNK plays a crucial role in the development of many tumors, including by controlling in a coordinated manner the expression of multiple factors that attenuate an immune response. Immune attenuation is a normal biological process that prevents overstimulation of the immune system. However, tumors frequently exploit the attenuation process in order to evade immune control. In preclinical studies, tomivosertib inhibited MNK, and enhanced the ability of the immune system to attack tumors. Immune checkpoints, such as PD-1, PD-L1, TIM3 and LAG3, are signaling molecules expressed on immune and tumor cells that can activate multiple mechanisms to attenuate an anti-tumor immune response. Over the past several years, a class of drugs called checkpoint inhibitors, primarily anti PD-(L)1 therapies, have emerged as an important new class of therapeutics in the treatment of cancer with the ability to block these immune checkpoint pathways. In 2022, the worldwide market value for anti PD-(L)1 therapies was greater than $35 billion, of which nearly half accounted for the treatment of patients with metastatic NSCLC. While checkpoint inhibitor treatment is very effective in patients for a variety of cancers, these agents are generally not curative, and a large majority of patients ultimately progress on their checkpoint inhibitor therapy, emphasizing the need for novel frontline combination treatments that may increase the proportion of patients that experience long term durable benefit, and delay progression in other patients. We are currently using PD-L1 expression level greater than or equal to 50% ("PD-L1≥50%") as a biomarker to enroll patients in the ongoing KICKSTART Phase 2b clinical trial of tomivosertib. There are an estimated 27,000 new U.S. patients per year with metastatic NSCLC that have PD-L1≥50%, which we estimate represents a $4 billion market opportunity in the United States. We also believe tomivosertib can be used to treat patients with PD-L1 expression levels 1-49%, which we estimate to represent another $5 billion dollar market opportunity in the Unites States.

Based on the encouraging results in our Phase 2a clinical trial, we are currently enrolling in KICKSTART, a double-blind, randomized, placebo-controlled Phase 2b trial of tomivosertib combined with pembrolizumab in patients with metastatic NSCLC, with PD-L1≥50%. Pembrolizumab is owned and marketed by Merck for frontline NSCLC and several other indications. We initiated this trial in the second quarter of 2021 and anticipate reporting topline data from the KICKSTART trial in the second half of 2023.

In our completed Phase 2a CPI-A clinical trial evaluating tomivosertib in combination with anti PD-(L)1 therapy in 17 patients with metastatic, NSCLC tomivosertib substantially extended the median progression free survival (“mPFS”), the time duration during which patients remain alive and experience no disease progression, defined as an increase in their tumor assessment of greater than 20% or appearance of new lesions, in patients that were previously not responding to their anti PD-(L)1 therapies. In addition, as of study completion in September 2020, two of those 17 patients (12%) had confirmed partial responses, or decreases in tumor assessments of greater than or equal to 30% from baseline (“PRs”), one of which went on to achieve a confirmed complete response, or no detectable tumor lesions (“CR”) with a third patient showing 28% tumor regression. Tomivosertib was generally well tolerated in this clinical trial. In these 17 patients, once tomivosertib was added without any change or break in the anti PD-(L)1 therapy, there was a mPFS of 20 weeks. In this trial, patients with positive PD-L1 expression, a biomarker of T cell infiltration into tumors, as determined by post-hoc analysis of available data from diagnostic assays conducted during their treatment history, had mPFS of 53 weeks relative to 9 weeks for PD-L1 negative patients. Tomivosertib has been tested in over 200 patients in completed studies, including approximately 80 in combination with checkpoint inhibitors, and has demonstrated a favorable adverse event profile both as a single agent and in combination with checkpoint inhibitors.

We are enrolling NSCLC patients in KICKSTART with PD-L1≥50%. Patients with PD-L1≥50% are the most responsive to pembrolizumab monotherapy in the frontline setting. In this setting, pembrolizumab monotherapy is a standard-of-care and pembrolizumab is the most widely used checkpoint treatment. Beyond this initial KICKSTART patient population, we plan to pursue additional clinical trials of tomivosertib NSCLC patients with PD-L1 expression 1-49% and in other indications where anti PD-(L)1 therapy is the standard-of-care, including other cancers where PD-(L)1 therapy is approved such as renal, bladder, triple negative breast cancer, or tumors with high microsatellite instability (“MSI-H”).

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

Zotatifin—A Potent and Selective eIF4A mRNA Helicase Inhibitor

Our second product candidate, zotatifin, is a small molecule designed to inhibit eIF4A, and is currently being evaluated in a Phase 1/2 clinical trial in patients with solid tumors. eIF4A is a helicase and is responsible for unwinding complex secondary structures, found in the 5’ untranslated region (“UTR”) of certain mRNA. This unwinding is a regulatory control step that leads to efficient stimulated production of important proteins that enable normal cells to respond to growth signals, and which are upregulated in tumor cells. Proteins in tumor cells that are controlled by eIF4A include multiple oncoproteins currently addressed by targeted therapies, oncoproteins for which there are currently no targeted therapies available and certain proteins that are often upregulated in response to targeted therapies as a resistance mechanism. Several of these oncoproteins can function in concert within a vertical signaling pathway to drive tumor growth, proliferation and survival in cancer, including certain breast cancers and NSCLC. In our preclinical studies, we discovered that most proteins inhibited by zotatifin have common distinct translation initiation regulatory elements in the 5’ UTR of the mRNA recognized by zotatifin. Our preclinical data showed that zotatifin inhibition at physiologic concentrations in vitro only impacted translation of approximately 5% of mRNAs in a cell. Further, because these translation initiation regulatory elements are located in the mRNA prior to and independent from the coding sequences that dictate the amino acids included in protein synthesis, their inhibition is independent of protein mutation variants. We have initiated multiple Phase 2a expansion cohorts with zotatifin both as a single agent and in combination with targeted agents in ER+ breast cancer, FGFR+ breast cancer, and KRAS mutant NSCLC, and are currently focused on combinations in ER+ breast cancer. Together, we believe the estimated target population of breast cancer and NSCLC patients that meet the enrollment criteria in our Phase 2a expansion cohorts totals approximately 82,000 in the United States.

Zotatifin as an Antiviral Agent for COVID-19

In collaboration with the Quantitative BioSciences Institute (“QBI”) at UCSF, which received a $5 million cooperative agreement sponsored by DARPA, a research and development agency within the U.S. Department of Defense, we evaluated zotatifin as a potential host-directed anti-viral therapy in patients with mild to moderate COVID-19. Zotatifin inhibits the eIF4A-dependent translation of select mRNA into proteins. eIF4A is required to unwind the complex secondary structures within the 5’ UTR of coronaviruses, and other RNA viruses, to translate viral RNA and replicate. Zotatifin was evaluated as one of 69 compounds tested for in vitro antiviral activity against severe acute respiratory syndrome coronavirus (“SARS CoV-2”) the virus that causes COVID-19, by independent groups at Mount Sinai Hospital in New York and Institut Pasteur in Paris. Results from the study, published in Nature in April 2020, revealed that zotatifin was one of the most active antiviral agents against SARS-CoV-2 among all the compounds tested. In subsequent studies using normal human bronchoepithelial cells, zotatifin demonstrated potent inhibition of SARS-CoV-2 as well as Middle East respiratory syndrome coronavirus (“MERS-CoV”). Overall, these studies showed that zotatifin was approximately 10 times more potent than remdesivir or nirmatrelvir, two agents authorized by the FDA for treatment of patients infected with SARS-CoV-2. We’ve completed a Phase 1b double-blind, randomized dose escalation trial of zotatifin in non-hospitalized patients with mild to moderate COVID-19 funded by DARPA in approximately 36 patients evaluating three different doses of zotatifin. In this trial, zotatifin was found to be safe and well-tolerated, and demonstrated favorable trends in several assessments of viral clearance compared to placebo. This trial began utilizing the same IV formulation currently being used in our cancer trials but switched to a newly developed sub-cutaneous formulation for the last 34 patients enrolled. Phamacokinetics results show a profile of drug concentrations in blood over time virtually identical to the IV formulation, suggesting the more convenient sub-cutaneous formulation could be used in future COVID or cancer trials. We have exhausted the full $5.0 million of allowable costs under our agreement with UCSF as of December 31, 2022.

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

Strategy

Our goal is to continue to pioneer the development of and ultimately commercialize STRIs for the treatment of multiple types of cancer. To achieve our goal, we intend to pursue the following strategies:

•
Advance our lead product candidate, tomivosertib, through clinical development and regulatory approval. We are currently enrolling patients in KICKSTART, a randomized Phase 2b clinical trial evaluating tomivosertib in combination with pembrolizumab in patients with metastatic NSCLC, including patients with PD-L1 expression ≥50% in the frontline setting. We expect to report topline data from the KICKSTART trial in the second half of 2023. If we obtain positive results from this Phase 2b clinical trial, we plan to follow this trial with subsequent Phase 3 registration trials, with the ultimate goal of securing marketing approval in order to enable treatment of cancer patients for whom current treatments are inadequate. We also plan to further expand our clinical development program with tomivosertib in additional tumor types.
•
Develop zotatifin in patients with selected breast cancer and NSCLC tumors. We plan to advance our clinical trials of zotatifin in patients who we believe could most benefit from zotatifin’s potential ability to downregulate multiple disease-driving proteins in the PI3K-AKT and RAS-MEK pathways and key resistance proteins. We plan to initially focus on patients with breast cancer and NSCLC, tumor types potentially having more than one oncogenic driver downregulated by zotatifin. We are currently evaluating zotatifin in combination with fulvestrant and abemaciclib in a Phase 2a open-label expansion cohort in patients with ER+ breast cancer. In light of the favorable safety results observed to date, we have also resumed dose escalation of zotatifin in combination with fulvestrant in patients with ER+ breast cancer to determine if a higher dose of zotatifin can be utilized in future clinical studies. Our goal is to progress zotatifin through registrational trials to provide a novel treatment to patients not sufficiently benefitting from existing therapies.
•
Efficiently assess zotatifin’s utility as an antiviral in the treatment of COVID-19 patients and pursue additional development as appropriate. We have completed a Phase 1b double-blind, randomized dose escalation trial of zotatifin in non-hospitalized patients with mild to moderate COVID-19 in approximately 36 patients evaluating three different doses of zotatifin. In this trial, zotatifin was found to be safe and well-tolerated, and demonstrated favorable trends in several assessments of viral clearance compared to placebo. While we believe the data generated from this trial warrant progression of the COVID program into later-stage development, we are focused on developing our assets in oncology and do not currently plan to pursue further development in COVID unless we secure a non-dilutive source of funding.
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

Our Company Origin and Team

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

The information embodied in the human genome directs cellular behavior through a process known as gene expression, whereby the instructions encoded in RNA are used to direct protein synthesis. Two critical steps in gene expression are transcription and translation (see figure 2 above). Transcription is the copying of DNA sequences into mRNA, whereas translation is the subsequent utilization of mRNA sequences to direct protein synthesis. Ever since a unidirectional flow of information from DNA to RNA to protein was named the central dogma of molecular biology by Francis Crick 60 more than years ago, biologists have focused on transcription as the primary point of regulation in gene expression. More recently, we and our scientific founders have demonstrated that translation serves as a critical regulatory step for overproduction of a small fraction of proteins in a cell and is amenable to drug development. Translational regulation typically controls the expression of functionally related proteins that can have profound effects on cellular physiology, including response to extracellular and intracellular signals that drive cellular growth and division and immune cell function. Disruption of the translational regulation of these effector proteins’ expression can drive the initiation and advancement of many diseases.

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

The eIF4F complex is a central junction where two of the most frequently mutated signaling pathways in cancer, the PI3K-AKT and RAS-MEK pathways, converge and represents a central node responsible for the translation of select mRNA into proteins that are frequent culprits in key disease-driving processes (see figure 3 below). Furthermore, continuous activation of MNK and the eIF4F complex in T cells leads to exhaustion and dysfunction. Our proprietary selective translation regulation technology platform has demonstrated that certain disease states, such as cancer, result in substantial upregulation of MNK and the eIF4F complex, which collectively activate production of multiple oncoproteins that drive tumor growth and proliferation, as well as immunosuppressive proteins that cause exhaustion and dysfunction in T cells. These disease-driving proteins are controlled by key translation regulation factors, including our three targets: MNK, eIF4A and eIF4E. MNK is a kinase that plays an important role in signaling and survival and regulate genes known to reduce, or downregulate, tumor immune response. MNK is the terminal kinase that phosphorylates eIF4E, a key component of the complex responsible for translation initiation, while eIF4A is responsible for unwinding mRNA structures prior to translation. We have discovered that MNK, eIF4A and eIF4E each selectively regulate the translation of a largely unique subset of mRNA providing the opportunity to impact distinct facets of tumor biology and disease subsets with each target in our portfolio.

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

Lead Product Candidate: Tomivosertib, a Potent and Highly Selective MNK Inhibitor

Tomivosertib Overview

Tomivosertib is an oral small molecule MNK inhibitor in development for the treatment of patients with solid tumors in combination with anti PD-(L)1 therapy. MNK activates the eIF4F complex and controls the production of multiple immune-suppressive factors in T cells including PD-1, PD-L1, TIM3, LAG3 and IL-10. Through inhibition of MNK, tomivosertib is designed to reprogram T cells to delay exhaustion and dysfunction, providing a greater ability to combat tumor cells. In our completed Phase 2a CPI-A clinical trial evaluating tomivosertib in combination with anti PD-(L)1 therapy, in 17 patients with NSCLC tomivosertib demonstrated the ability to substantially extend the mPFS in patients that were previously not responding to their anti PD-(L)1 therapies. In addition, as of study completion in September 2020, two of those 17 patients (12%) have confirmed PRs, one of which went on to achieve a confirmed CR, with a third showing 28% tumor regression. Tomivosertib was generally well tolerated in this clinical trial. Based on these results, in the second quarter of 2021 we initiated patient enrollment in KICKSTART, a double-blind, randomized, placebo-controlled Phase 2b trial of tomivosertib combined with pembrolizumab, in patients with metastatic NSCLC. We anticipate reporting topline data from the KICKSTART trial in the second half of 2023.

Market Opportunity

Lung cancer is the second most common cancer (excluding skin cancer) in the United States, and the leading cause of cancer death. The National Cancer Institute estimates over 237,000 new cases of lung cancer occurred in 2022. NSCLC is the most common subtype of lung cancer, accounting for 82% of all lung cancer diagnoses. Currently, approximately 75% of patients with NSCLC have tumors that lack a specific actionable mutation that is potentially conducive to approved mutation-specific targeted-therapies, but these patients may be eligible for anti PD-(L)1 as their frontline treatment for metastatic NSCLC. In 2022, the worldwide market value for anti PD- (L)1 therapies was greater than $35 billion, of which nearly half accounted for the treatment of patients with metastatic NSCLC. While checkpoint inhibitor treatment is very effective in patients for a variety of cancers, these agents are generally not curative, and a large majority of patients ultimately progress on their checkpoint inhibitor therapy, emphasizing the need for novel frontline combination treatments that may increase the proportion of patients that experience long term durable benefit, and delay progression in other patients. There are an estimated approximately 27,000 U.S. patients with metastatic NSCLC that have PD-L1 expression ≥50%, which we estimate represents a $4 billion market opportunity in the United States. We also believe tomivosertib can be used to treat patients with PD-L1 expression levels 1-49%, which we estimate to represent another $5 billion dollar market opportunity in the Unites States.

We believe that the PD-L1≥50% setting offers a substantial market opportunity in the United States and globally, and that there are many opportunities to expand the development of tomivosertib including other checkpoint responsive cancers, such as bladder cancer, renal cell carcinoma or MSI-H cancers.

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
•
increase T cell central memory pool.

In preclinical studies, tomivosertib at clinically relevant concentrations has been shown to downregulate multiple immunosuppressive proteins simultaneously, including PD-1, PD-L1, TIM3, LAG3 and IL-10, as shown in figure 4 below. Specifically, incubating increasing concentration of tomivosertib with activated primary human T cells showed dose-dependent suppression of multiple checkpoints associated with T cell exhaustion, reaching statistical significance (p<0.05) in the 0.1 to 1.0 Î¼µM range, coupled with maintenance of T cell viability and activation marker 4-1BB, an immune-stimulatory protein. Collectively, these experiments suggest that tomivosertib selectively reprogramed T cells resulting in robust effector target killing activity by suppressing exhaustion/ dysfunction properties.

Figure 4: Tomivosertib downregulates multiple checkpoint proteins and immunosuppressive IL-10.

To explore the molecular mechanism of downregulation, we conducted a study placing sequences of the LAG3 5’ UTR in a luciferase reporter assay and assessing for luciferase expression in T cells in the presence of increasing tomivosertib, which showed luciferase protein levels decrease as a function of tomivosertib concentration, reaching statistical significance (p<0.05) in the 10 Î¼µM and above range (see figure 5 below). Similar results were obtained using the 5’-UTR of PD-L1. When the 5’-UTR of tubulin, a control protein not involved in immunosuppression, was used to drive luciferase expression, tomivosertib had no effect.

Figure 5: Tomivosertib downregulates production of protein from luciferase, a reporter gene, placed downstream of the LAG3 5’ UTR.

To understand the impact of tomivosertib on T cell function, we utilized populations of mouse or human T cells engineered to recognize SIINFEKL, a peptide derived from ovalbumin, or the human protein CD19, respectively, as shown in figure 6 below. In mouse, stimulation of splenocytes comprised of the engineered T cells in the presence of increasing concentration of tomivosertib resulted in increased T cell central memory, as defined by cells with high expression of two markers CD44 and CD62L, and increased killing of target cells bearing the ovalbumin peptide. Likewise, stimulation of human engineered T cells targeting CD19 in the presence of increasing concentration of tomivosertib resulted in an increased pool of stem cell memory T cells, as defined by human surface markers CD45RA+CD27+ and increased killing of target cells expressing CD19.

Figure 6: Tomivosertib increases central memory and stem cell memory T cell pools and enhances target cell killing.

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

Tomivosertib Has Been Shown to Trigger Immune Memory as a Single Agent and Enhanced antiPD-1 Activity in Preclinical Models

To demonstrate that the immune-enhancing properties of tomivosertib can lead to anti-tumor activity, we conducted a preclinical study in mice with intact immune systems and implanted them with syngeneic tumor CT26. These tumor-bearing mice were subsequently dosed with either tomivosertib, a mouse version of antiPD-1 antibody, or the combination of the two drugs (see figure 7 below). All dosing was conducted for 2 weeks. These experiments showed administration of either single agent tomivosertib or antiPD-1 therapy resulted in tumor reduction in about 50% relative to control untreated mice, whereas the combination of both resulted in full regression of the tumor in all mice treated. To demonstrate the role of immune memory, mice in each cohort that showed tumor regression were re-challenged with additional CT-26 tumor cells injected in the contralateral flank and in the absence of any further drug treatment. The results showed these mice, including those pretreated with single agent tomivosertib, and the combination of tomivosertib plus anti PD-L1, were able to reject subsequent tumor challenge, indicating enhancement of immune memory which was able to prevent growth of the newly implanted tumors. Further pharmacodynamic biomarkers in the CT26 models showed that tomivosertib treatment also resulted in enhanced intratumor ratio of effector CD8+, cytotoxic T cells, to FOXP3+, immunosuppressive regulatory T cells, and resulted in lowering immunosuppressive M2 macrophages within the tumor. Collectively, these data demonstrate that tomivosertib potentiated the immune system and resulted in durable inhibition of tumor growth. A recent publication by independent investigators at McGill University also showed that blocking MNK resulted in robust immune activation and tumor regressions across several mice models of melanoma (JCI, 2021) by further activating T cells and other immune cells.

Figure 7: Preclinical studies show that tomivosertib plus an anti-PD-1 inhibitor resulted in regressions in all animals and persisting immune memory upon a tumor rechallenge even as a single agent.

Tomivosertib Acts on Multiple Cell Types That Drive Immune Response

Our data as well as recent data from McGill University suggest that blocking MNK on multiple immune cell types broadly engages the immune system to kill cancer cells (see figure 8 below). These mechanisms that drive immune activity include: (1) downregulating multiple checkpoint proteins and immunosuppressive cytokines on T cells; (2) increasing antigen presentation on dendritic cells; (3) increasing cytotoxic function of CD8+T cells and blocking T cell exhaustion/dysfunction; and (4) expanding T cell memory pools. Collectively, these effects may complement checkpoint inhibitors by increasing tumor recognition, restoring immune response, improving durability of response and preserving immune persistence.

Figure 8: Tomivosertib designed to act on multiple cell types that drive immune response.

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

In our lymphoma Phase 1 dose escalation trial, we enrolled patients with B cell malignancies, predominantly patients with lymphoma, who had progressed on standard of care therapies. This trial initially tested safety in two dose levels, 300 mg or 450 mg once daily (“QD”) and 200 mg BID or 300 mg BID, followed by limited expansion at the RP2D, 200 mg BID capsule. In this study, we established the MTD as 200 mg BID capsules taken fasted. The most common AEs experienced by patients in the RP2D expansion cohort were nausea, vomiting, hypercalcemia, and fatigue. One patient who received the capsule formulation at 200 mg BID achieved a confirmed PR, or a confirmed decrease in tumor size by at least 50%, per the Lugano criteria for lymphoma, determined from a scan after treatment as compared to the immediately prior scan (see figure 9 below). This patient had previously experienced a radiographic progression on R-CHOP (chemotherapy combination regimen of rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone) and autologous stem cell transplant. Eight patients experienced stable disease, meaning their tumor assessments remained within the established boundaries for lymphoma of +/- 50% from baseline with no appearance of new lesions, with several of those patients demonstrating initial decreased tumor volume. Of 19 patients enrolled, 13 were radiographically evaluable with at least one on-treatment scan. Their overall best response is shown in Figure 9 below.

Figure 9: Phase 1 dose escalation trial included multiple patients with tumor regressions.

In addition, the pharmacodynamics in both peripheral blood mononuclear cells as well as in pre- and on-treatment tumor biopsies showed that phospho-eIF4E, a marker of MNK inhibition, was effectively inhibited at the RP2D. At the RP2D, we observed 90 to 100% inhibition of the MNK target as measured by phospho-eIF4E immunohistochemistry (“IHC”) from pre- and on-treatment biopsies samples (see figure 10 below).

Figure 10: Marker of MNK activation is down regulated in tumors as shown from a patient’s biopsy samples

We also completed two healthy volunteer food effect studies in healthy volunteers in order to evaluate the pharmacokinetic distribution of tomivosertib under either fasted or fed conditions. These were single-dose crossover studies evaluating drug exposure in the same patients at either of two different doses of tomivosertib, 100 mg or 200 mg, each taken with or without food. The results of these studies determined that food increased blood exposure concentration of tomivosertib by approximately two-fold, demonstrating that exposure of tomivosertib at 100 mg taken with food is comparable to 200 mg taken without food. To facilitate patient convenience moving forward, the RP2D for tomivosertib will be 100 mg BID taken with food starting within our Phase 2b KICKSTART trial.

Phase 2a Trial of Tomivosertib in Combination with Checkpoint Inhibitors

We conducted a Phase 2a CPI-A trial which evaluated tomivosertib in subjects who had initiated anti PD- (L)1 monotherapy and were not responding, that is had either developed progressive disease (“PD”), per RECIST criteria on their therapy, or a greater than 20% increase in target tumor size, or had undergone ≥12 weeks of anti PD-(L)1 therapy with no evidence of a PR or CR. We enrolled a total of 39 patients in this trial with diverse tumor types and any prior anti PD-(L)1 therapy approved by the FDA for the indication it was prescribed. Among these, 17 patients had a primary cancer type of NSCLC with advancing metastatic disease, on their anti PD-(L)1 therapy, including 16 of 17 who met the RECIST criteria for PD, prior to the addition of tomivosertib. Per our protocol, subjects continued their anti PD-(L)1 therapy according to their package insert, without a break in treatment schedule, and then initiated tomivosertib at 200 mg BID taken fasted 7 days prior to their next scheduled anti PD-(L)1 therapy. The primary objectives of this trial were to evaluate safety and antitumor activity, as measured by PFS and ORR. Overall, treatment with tomivosertib in combination with anti PD-(L)1 therapy was generally well tolerated. The AEs that occurred were generally consistent with the AE profiles of tomivosertib and anti PD-(L)1 therapy each as monotherapies. The most common AEs were nausea, fatigue, tremor, vomiting, and increased aspartate aminotransferase and alanine aminotransferase, which are two metabolic enzymes whose levels in blood are tracked as a measure of liver function. These AEs were generally grade 1 or 2 in severity.

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

Of the total 39 patients enrolled, three (7.7%) patients had confirmed PRs, or decreases in tumor assessments of greater than or equal to 30% per RECIST 1.1 criteria. Of the patients with confirmed PRs, two had NSCLC and one had renal cell carcinoma. In addition, there was only one patient enrolled with gastric cancer and that patient had a 66% reduction of their target lesion upon addition of tomivosertib. One of five patients (20%) who enrolled with renal cell carcinoma had a confirmed PR. In the 17 patients with NSCLC, tomivosertib substantially extended the mPFS in patients that were previously progressing on their anti PD-(L)1 therapies. In addition, as of study completion in September 2020, two of those 17 NSCLC patients (12%) had confirmed PRs, one of which went on to achieve a confirmed CR after study completion, with a third showing 28% tumor regression. The patients with NSCLC generally had multiple treatments prior to coming on to study, with a median of two prior therapies, and 16 of the 17 (94%) NSCLC patients had RECIST progression on PD-(L)1 immediately prior to the addition of tomivosertib, and the other patient had a 13% increase in tumor size that was not classified as a RECIST progression. The mPFS in the 17 NSCLC patients was 20 weeks (see figure 11 below). Further, the mPFS in patients known to have PD-L1 expression level greater than 1% ("PD-L1>1%"), suggestive of an immune-responsive tumor, was 53 weeks. From our database, patients were either characterized as PD-L1=0, PD-L1>1% or PD-L1 unknown. As a comparison, in the Phase 3 OAK trial, which led to the FDA approval of atezolizumab, an inhibitor of PD-L1, in second line plus treatment of NSCLC patients, the average benefit of patients (n =168) treated beyond initial RECIST progression with continued treatment with atezolizumab was approximately 7 weeks. Thus, the benefit observed after the addition of tomivosertib in patients with NSCLC was nearly three-times greater relative to a historical comparator. Additionally, when vibostolimab, an agent directed against TIGIT, another immunosuppressive checkpoint protein, was added to pembrolizumab in patients who had progressed on pembrolizumab, a mPFS of 9 weeks was observed. However, because tomivosertib was not studied in head-to-head clinical trials with these agents, such data may not be directly comparable due to differences in study protocols, conditions and patient populations.

Figure 11. Swimmers plot showing length of time on tomivosertib plus anti PD-(L)1 combination therapy in NSCLC.

An important aspect of tomivosertib’s activity in the P2a trial is its demonstrated ability to change the trajectory of tumor growth in patients that were already progressing on their anti PD-(L)1 therapy prior to the addition of tomivosertib. As shown in figure 12 below, most patients either stabilized or had their target tumor lesions regress upon the addition of tomivosertib, and 9 of the 17 (53%) patients experienced an extension of their PFS for at least 6 months which is generally believed to be clinically meaningful.

Figure 12: Spider plot showing trajectory of target tumor lesions after tomivosertib added to anti-PD(L)1 monotherapy.

As diagrammed in figure 13 below, one of our patients with NSCLC experienced a confirmed PR through approximately 80 weeks on our P2a trial before the trial was closed. This patient continued treatment with the combination of tomivosertib and pembrolizumab under an investigator sponsored compassionate use protocol after our trial ended, and subsequently experienced a confirmed CR, meaning a complete response confirmed on two scans, after a total of approximately 24 months on the combination therapy. This patient was PD-L1>50%.

Figure 13: Tumor trajectory of patient who experienced a confirmed complete response with the combination of tomivosertib and pembrolizumab after two years on the combination therapy.

In our Phase 2a trial, patients known to have tumors that express biomarker PD-L1 showed a preferential treatment response relative to those patients known to have tumors that exhibited no PD-L1 expression. To assess the impact of PD-L1 status, a known marker for sensitivity to anti PD-(L)1 therapy in NSCLC, on the benefit of adding tomivosertib, we conducted a post hoc Kaplan Meier (KM) analysis of PFS in patients positive for PD-L1 compared to patients negative for this marker. PD-L1 status was available for 14 of the 17 patients. The KM analysis showed that PD-L1-positive patients had a three times lower hazard ratio, or risk of progressing, after addition of tomivosertib compared to PD-L1-negative patients (see figure 14 below). We believe this correlation is consistent with tomivosertib’s mechanism of reversing T cell exhaustion and re-invigorating the immune system, and we are excluding PD-L1 negative patients from our Phase 2b KICKSTART trial. In contrast to the impact of PD-L1 status on tomivosertib treatment, in the treatment beyond progression cohort of the OAK study of atezolizumab monotherapy, PD-L1 status was not correlated with response, suggesting that exclusion of PD-L1 negative patients may differentially enhance response in the tomivosertib plus pembrolizumab arm compared to the placebo plus pembrolizumab arm in our Phase 2b KICKSTART trial.

Figure 14: Kaplan Meier curves showing the difference between PD-L1 positive and PD-L1 negative patients in our P2a trial.

KICKSTART—A Randomized Phase 2b Trial Evaluating PD-L1≥50%

We are currently enrolling patients with metastatic NSCLC in KICKSTART, a randomized, double-blind, placebo-controlled Phase 2b clinical trial, as illustrated in figure 15 below. We are conducting this trial to evaluate the efficacy and safety of the addition of tomivosertib to frontline pembrolizumab treatment in NSCLC patients with PD-L1≥50%. In the KICKSTART trial, patients without prior treatment for metastatic NSCLC, including no prior anti PD-(L)1 treatment, will be randomized 1:1 to receive tomivosertib plus pembrolizumab or placebo plus pembrolizumab. Previously, we were also enrolling into a front-line extension cohort, treating patients who had progressed on pembrolizumab monotherapy as well as a maintenance cohort, treating patients with PD-L1>1% who initiated frontline therapy with pembrolizumab combined with platinum-based chemotherapy doublet, immediately after completing the platinum-based phase (4-6 cycles) of their frontline treatment without disease progression. We discontinued enrollment into the front-line extension cohort in part based on our belief that frontline treatment with a single immunotherapy agent such as pembrolizumab will diminish in the future, coupled with the fact that enrollment into this cohort was slower than anticipated. Enrollment was slower than anticipated, in part due to physician reluctance to expose patients after initial progression to a control group with continued treatment with pembrolizumab monotherapy, and in part due to the impact of COVID-19 on clinical site operations. In addition, we discontinued enrollment into the maintenance cohort due to slower than anticipated enrollment resulting from staffing issues across clinical sites, competition from other trials and patient reluctance to enroll in a clinical trial immediately after completing chemotherapy.

Enrollment challenges have persisted in the PD-L1≥50% cohort, and we recently updated our anticipated topline data readout to the second half of 2023. We believe that factors contributing to slower enrollment include the impact of COVID-19 on site operations and a greater than anticipated use of chemotherapy in combination with pembrolizumab as frontline therapy, especially at certain sites that may not always assess PD-L1 status prior to initiating therapy. We have taken several steps to mitigate these factors, including increasing our recruiting and patient identification activities, optimizing the number of sites and continuing emphasis on the importance of PD-L1 testing to select optimal frontline therapy, especially for patients with PD-L1 ≥50% who may be spared the challenges of chemotherapy. We believe these efforts, combined with our patient and physician outreach activities, will enhance enrollment.

We plan to enroll approximately 60 patients in the KICKSTART trial and the primary endpoint is PFS. In addition, OS and ORR will be assessed as secondary endpoints. If we obtain positive results from this Phase 2b clinical trial, we plan to follow this trial with subsequent Phase 3 registration trials.

Figure 15: Schematic of ongoing KICKSTART P2b trial in NSCLC frontline treatment indication.

SU2C Breast Cancer Trial

Tomivosertib has also been tested in a single-arm Phase 2a clinical trial in patients with metastatic breast cancer in combination with chemotherapy in a study led by Dr. Nahum Sonenberg of McGill University. We supplied tomivosertib capsules for this trial and all other costs were fully funded through a grant from Stand Up to Cancer (SU2C) Canada. The group initially planned to enroll up to 40 patients with metastatic breast cancer for whom approved and available therapies were not effective in controlling the cancer. Tomivosertib was administered in combination with paclitaxel or nab-paclitaxel. The primary objectives of this trial were to assess safety and tolerability of tomivosertib as monotherapy and in combination with paclitaxel, and to assess pharmacodynamic effects as an indication of biological activity of tomivosertib treatment. The group elected to enroll only 19 patients, which the investigators believe will be sufficient to report positive pharmacodynamic data.

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

Zotatifin—A Potent and Selective eIF4A mRNA Helicase Inhibitor

Zotatifin Overview

Our second product candidate in clinical development, zotatifin, is a small molecule inhibitor of eIF4A, a subunit of the eIF4F complex that regulates translation of cell proliferation proteins which can be oncogenic drivers in cancer. eIF4A is a helicase responsible for unwinding complex mRNA secondary structures found in the 5’ UTR of select mRNA, allowing efficient ribosome binding and subsequent translation of mRNA into important proteins. Zotatifin is designed to downregulate multiple oncoproteins, several of which are up-regulated as part of well-characterized feed-back pathways causing resistance to specific targeted therapies. Our preclinical experiments show zotatifin has the potential to both work as a single agent or in combination with several targeted therapies to prevent resistance, including in important indications such as several breast cancer tumor types and KRAS mutant NSCLC. We are currently evaluating zotatifin in a Phase 1/2 clinical trial in patients with solid tumors. We are currently evaluating patients in multiple open-label expansion cohorts in biomarker-positive patients with tumors driven by multiple proteins shown in our preclinical studies to be downregulated by zotatifin. To date, we’ve reported initial data from four cohorts including patients with ER+ breast cancer, which demonstrated that zotatifin appeared to be safe, well tolerated and showed signals of activity, including partial responses in heavily pretreated ER+ breast cancer patients. We anticipate reporting additional data from one of the ER+ breast cancer cohorts which was expanded from seven to 18 patients in the first half of 2023. In addition, based on the safety results and target engagement data generated to date, we’ve resumed dose escalation. Data from the dose escalation portion of the trial is anticipated in the second half of 2023.

Market Opportunity

The National Cancer Institute estimates that in the United States over 287,000 new cases of invasive breast cancer and over 237,000 new cases of lung cancer occurred in 2022. ER+ breast cancer represents approximately 60% or more of all breast cancers and NSCLC is the most common subtype of lung cancer, accounting for 82% of all lung cancer diagnoses. KRAS mutant lung cancer is estimated to represent about 25% of NSCLC. In metastatic ER+ breast cancer, patients are currently typically treated with inhibitors of estrogen receptor (“ER”) and CDK4/6, but most patients eventually progress. Thus, there is a need for improved therapies. In KRAS mutant lung cancer, targeting KRAS G12C mutation subtype with selective inhibitor, two agents have received approval by the FDA, however, resistance is emerging and this agent is not effective against other KRAS mutation subtypes such as G12A, G12D or G12V.

We are currently focusing development of zotatifin in ER+ metastatic breast cancer. Based on our preclinical studies, we believe that a combination of zotatifin with an ER inhibitor, such as fulvestrant, may be able to treat patients with ER+ breast cancer, representing about 42,000 patients annually in the U.S. Fulvestrant is generic and marketed by several companies including Astrazeneca who markets it under the brand name Faslodex for the treatment of breast cancer. Furthermore, we believe a triple combination of zotatifin with fulvestrant and a CDK4/6 inhibitor may provide even greater activity. Currently marketed CDK4/6 inhibitors include abemaciclib (Verenzio), palbociclib (Ibrance) and ribociclib (KISQALI). We also believe that zotatifin could be active in other subsets of breast cancer, including FGFR+ and HER2+ subgroups. FGFR2 and HER2 are RTKs, important proteins driving cancer. Inhibitors of multiple RTKs are available on the market today such as inhibitors of HER2, EGFR and FGFR. However, challenges remain with emergent resistance to individual RTK inhibitors through either mutation or upregulated production of RTKs and/or downstream effector proteins. Based on preclinical data, zotatifin has single agent activity against certain ER+ breast cancers that also have mutations in either HER2 or FGFR, which we estimate combined total approximately 17,000 patients.

In NSCLC, we plan to develop zotatifin KRAS mutant NSCLC as either a single agent or in combination with targeted agents such as those inhibiting KRAS G12C.KRAS activating mutations occur in approximately 25% of patients with NSCLC and there are limited drugs available to treat these patients. There are multiple activating mutation subtypes of KRAS, including G12A, G12C, G12D and G12V, and we estimate there are 28,000 KRAS mutant NSCLC patients in the U.S.

Overview of Invention of Zotatifin—Persistent Chemistry Effort Incorporating a Natural Product as a Design

Element

The discovery process that led to the identification of zotatifin as a clinical candidate began with a core pharmacophore found in silvestrol and rocaglamide A (“Roc A”), two natural products that have shown interesting biological activities but lack certain drug-like properties. We undertook a sophisticated and comprehensive computational analysis of available information, including a crystal structure of Roc A bound to eIF4A and RNA. Additionally, we used mutational analysis to identify critical amino acids in eIF4A required for binding, and structure-activity relationships amongst our early program compounds, to identify a preferred orientation of certain substituents on the core pharmacophore. These insights enabled an efficient process whereby we limited synthesis and testing to compounds with a high chance of retaining strong affinity for eIF4A. This allowed us to focus our resources on a persistent discovery plan conferring drug-like properties to mature program compounds.

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

As shown in figure 16 below, eIF4A is a located at a central node at the intersection where two important cell growth and proliferation pathways, the PI3K-AKT and RAS-MEK pathways, converge to activate the translation of select messenger mRNA into proteins that are frequent culprits in key disease-driving processes. eIF4A regulates production of multiple growth-dependent proteins involved in cell growth, proliferation and survival. Many of these proteins are oncogenic drivers and often upregulated in cancer. Proteins in tumor cells that are controlled by eIF4A include:

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

Figure 16: eIF4A is a key node that is activated by multiple RTKs and KRAS and controls production of many cancer driving proteins.

As illustrated in figure 17 below, we discovered that most proteins inhibited by zotatifin have common distinct translation initiation regulatory elements in the 5’ UTR of the mRNA that are recognized by zotatifin. These common regulatory elements are found in the mRNA of multiple key oncoproteins that drive cancer. In addition, many of these proteins are over-expressed in response to targeted therapies, leading to drug resistance. Importantly, our preclinical data showed that zotatifin inhibition in physiologic concentrations in vitro only impacted translation of approximately 5% of mRNAs in a cell, indicating that global protein synthesis is unaffected at these concentrations. Further, because these translation initiation regulatory elements are located in the mRNA prior to and independent from the coding sequences that dictate the amino acids included in protein synthesis, their inhibition is independent of protein mutation variants. For example, in preclinical studies, zotatifin inhibited production of KRAS across multiple activating mutation subtypes such as G12C, G12V and G12D due to their common translation initiation regulatory elements.

Figure 17: Zotatifin is selective for proteins that drive tumor growth and resistance.

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

We believe the potential of zotatifin to downregulate multiple disease-driving proteins involved in specific breast cancer tumor types, including ER, Cyclin D1, CDK4/6 FGFR, and HER2, may provide an important treatment option for patients with these tumor types. In our preclinical studies, zotatifin demonstrated efficacy in several mice models of breast cancers. For example, in the MDA-MB-361, ER+HER2+PIK3CA mutant, model of breast cancer, treatment with either zotatifin or palbociclib, an inhibitor of CDK4/6, resulted in comparable efficacy. Interestingly, co-treatment with both zotatifin and palbociclib together showed strong combination activity with tumor regressions persisting for more than 40 days after dosing with the combination had stopped (see figure 18 below). In multiple preclinical models, zotatifin downregulates production of Cyclin D1. Upregulation of free Cyclin D1 has been shown to promote resistance to CDK4/6 inhibition and, therefore, we believe a combination of zotatifin with a CDK4/6 inhibitor has the potential to be a promising treatment option for patients with ER+ metastatic breast cancer.

Figure 18: Zotatifin demonstrates single agent activity comparable to palbociclib and compelling tumor regression in combination with palbociclib in a preclinical model of breast cancer.

Across a panel of approximately 100 cell lines evaluated, zotatifin treatment resulted in apoptosis in many lines harboring activating KRAS mutation. Furthermore, in cell proliferation and apoptosis assays, zotatifin showed strong activity in combination with a KRAS G12C inhibitor produced by Amgen, known as AMG510 or sotorasib, which recently received regulatory approval. We believe that zotatifin has the potential to overcome mechanisms of resistance to inhibitors of KRAS G12C by downregulating Cyclin D1 and certain RTKs, as well as inhibiting de novo KRAS protein production. Our preclinical studies showed that in models of NCI-H1792 KRAS G12C mutant NSCLC, zotatifin had similar tumor growth inhibition activity as AMG510. This preclinical data also showed that the combination of zotatifin and AMG510 led to tumor regressions in almost all animals tested (see figure 19 below). In preclinical models of KRAS mutant tumors, zotatifin downregulated KRAS, Cyclin D1 and several RTKs. Upregulation of these proteins has been shown to promote resistance to KRAS inhibition and, therefore, we believe a combination of zotatifin with a KRAS inhibitor has the potential to be a promising treatment option for patients with KRASG12C NSCLC.

Figure 19: Zotatifin demonstrates single agent activity comparable to KRAS G12C inhibitor, AMG510, and compelling tumor regression in combination with AMG510 in a preclinical model of KRASG12C NSCLC.

Phase 1/2 Clinical Trial Observations and Plans

We are evaluating zotatifin in a Phase 1/2 clinical trial in patients with certain solid tumors. We completed the initially planned dose escalation portion of this trial and are currently evaluating patients in multiple open-label expansion cohorts in patients with solid tumors driven by multiple proteins shown in our preclinical studies to be downregulated by zotatifin. The primary objectives of the Phase 1 portion of the trial included assessing safety and selecting a RP2D of zotatifin administered intravenously (“IV”). In the initial Phase 1 dose-escalation portion of the trial, we enrolled 37 patients at doses ranging from 0.005 mg/kg IV weekly to 0.1 mg/kg IV weekly including modified regimens of two weeks on treatment followed by one week off treatment. During dose escalation we observed three DLTs, including one DLT of grade 2 thrombocytopenia that prevented the completion of continued therapy throughout the DLT window observed in the 0.035 mg/kg IV weekly cohort and two DLTs observed in the 0.1 mg/kg IV weekly administered two weeks on and one week off cohort. One patient experienced a DLT of grade 3 anemia and another patient experienced a DLT of grade 3 gastrointestinal bleed in the setting of grade 2 thrombocytopenia. Based on this data, we concluded that the 0.1 mg/ kg dose exceeded the MTD. Overall AEs across all dose levels included predominantly Grade 1 and Grade 2 nausea, vomiting and anemia. Zotatifin exhibited dose-proportional pharmacokinetic exposure and had a relatively long half-life of approximately four days. At doses of 0.035 mg/kg and above, zotatifin has achieved exposures in blood in humans that correspond to levels resulting in preclinical activity in mice studies.

In June 2021, based on an evaluation of data from the Phase 1 dose escalation portion of our Phase 1/2 clinical trial of zotatifin, we selected 0.07 mg/kg given on Day 1 and Day 8 of a 21-day cycle, a dose and schedule at which we observed no DLTs, as the RP2D.

We initiated clinical evaluation of zotatifin in Phase 2a indication-specific expansion cohorts. The primary objectives of the Phase 2a cohorts are to further characterize safety and to identify initial signals of efficacy in biomarker-specific patient populations. We initiated four expansion cohorts, three in mBC and one in NSCLC. Specifically, we initiated cohorts evaluating zotatifin as a monotherapy treatment in ER+/FGFR+ mBC, as a combination with fulvestrant, an FDA-approved inhibitor of ER, in ER+ mBC, as a combination with fulvestrant and abemaciclib, an FDA-approved inhibitor of CDK4/6, in ER+/HER2- mBC, and as a combination with sotorasib, an FDA approved KRAS inhibitor, in KRAS G12C NSCLC. Each of our Phase 2a expansion cohorts were structured as a Simon’s Two Stage design in which seven patients would be enrolled in the first stage of the trial and assessed for activity prior to advancing to the second stage of the trial.

In June 2022, we reported interim data from four of the ongoing Phase 2a expansion cohorts. As of the March 4, 2022 cutoff date, the interim results showed that zotatifin was generally well tolerated at the .07 kg/mg dose and treatment emergent adverse events ("TEAEs") related to zotatifin were mostly mild, readily managed and reversible, and included fatigue, anemia, diarrhea, vomiting and nausea. In the 25 patients that had received the recommended Phase 2 dose, none exhibited zotatifin-related Grade 3, 4 or 5 TEAEs. In the ER+ breast cancer cohort evaluating zotatifin and fulvestrant (ECBF cohort), we reported one out of seven partial responses and three out of seven patients with stable disease, which allowed for expansion from seven total patients to 18 patients. In the ER+/FGFR amplified breast cancer cohort evaluating zotatifin as a monotherapy, one out of seven patients had stable disease, which was not sufficient to expand the size of the cohort. In the KRAS G12C NSCLC cohort evaluating zotatifin in combination with sotorasib, one patient had been enrolled at the interim data cutoff date and reported stable disease. In the ER+ breast cancer cohort evaluating zotatifin, fulvestrant and abemaciclib (ECBF+A cohort), two patients had been enrolled at the interim data cutoff date with one reported partial response.

In January 2023, we reported updated interim data for the ECBF and ECBF+A cohorts. As of the December 15, 2022 cutoff date, zotatifin continued to be generally well tolerated with four Grade 3+ TEAE in the ECBF cohort (n=18) and four Grade 3+ TEAE in the ECBF+A cohort (n=7). One partial response and one patient with prolonged stable disease was reported in the ECBF cohort and two partial responses and one patient with prolonged stable disease was reported in the ECBF+A cohort. (See figure 20) Topline data for the remaining 11 patients in the ECBF+A cohort is anticipated to be available in the first half of 2023. In addition, based on the safety profile established and target engagement data generated to date, we announced that we resumed dose escalation. Data from the dose escalation portion of the trial is anticipated in the second half of 2023. We also announced that we would defer initiation of a previously planned cohort of Cyclin D1 amplified ER+ breast cancer patients and would pause enrollment in the KRAS G12C lung cancer cohort until completion of dose escalation.

Figure 20: Swimmers plots showing length of time on zotatifin plus fulvestrant (ECBF cohort) and fulvestrant and abemaciclib (ECBF+A cohort).

*Preliminary results from ongoing trial prior to database lock. Data cutoff December 15, 2022.

If zotatifin continues to demonstrate an adequate safety profile and sufficient signals of activity, we plan to continue clinical development of zotatifin, potentially as a combination in a randomized trial against a relevant comparator control group, or potentially in a single arm monotherapy trial following demonstration of an appropriate ORR in the Phase 2a expansion cohort.

Zotatifin as an antiviral agent for COVID-19

Zotatifin is designed to inhibit eIF4A-dependent translation of select mRNA into proteins. eIF4A is required to unwind the complex secondary structures within the 5’ UTR of coronaviruses, including COVID-19, and other RNA viruses, to translate viral RNA and replicate. Zotatifin was evaluated as one of 69 compounds for in vitro antiviral activity against SARS CoV-2, the virus that causes COVID-19, by independent groups at Mount Sinai Hospital in New York and Institut Pasteur in Paris. Results from that study, published in Nature in April 2020, showed that zotatifin was one of the most active antiviral agents against SARS-CoV-2 among all the compounds tested. In subsequent studies using normal human bronchoepithelial cells, zotatifin demonstrated potent inhibition of SARS-CoV-2 as well as other coronaviruses including MERS-CoV. In addition, zotatifin was recently tested against numerous COVID isolates and other coronaviruses and was 10-100 times more potent than several agents authorized by the FDA for treatment of COVID, based on concentrations required to achieve comparable reductions in virus yield and protection from virus-induced cytopathic effects in cell-based assays. (see graphs in figure 21 below).

Figure 21: Zotatifin inhibits the replication of other SARS-CoV-2 variants with increased potency over other antivirals.

	Delta				Omicron BA.2
	zotatifin	remdesivir	nirmatrelvir	NHC	zotatifin	remdesivir	nirmatrelvir
EC50 (nM) . . . . . . . .	28	3,890	639	645	37.3	3,681	3,090
EC90 (nM) . . . . . . . .	183	9,266	916	688	90.5	7,226	3,819

We have conducted a Phase 1b clinical trial of zotatifin as a potential host-directed anti-viral therapy in patients with mild to moderate COVID-19, in collaboration with QBI at UCSF, which held a $5 million cooperative agreement sponsored by the Defensive Advanced Research Projects Agency. We have also used the funding to support the initiation of certain drug manufacturing activities and further development of a subcutaneous formulation for more convenient administration. We have recently completed a Phase 1b trial in patients with mild to moderate COVID-19. The trial is a double-blind, randomized dose escalation trial of zotatifin in non-hospitalized patients with mild to moderate COVID-19 in 36 patients evaluating three different doses of zotatifin. In this trial, zotatifin was found to be safe and well-tolerated, and demonstrated favorable trends in several assessments of viral clearance compared to placebo (see graphs in figures 22 and 23 below). This trial began utilizing the same IV formulation currently being used in cancer trials but switched to a newly developed sub-cutaneous formulation for the last 34 patients enrolled. Phamacokinetics results show a profile of drug concentrations in blood over time virtually identical to the IV formulation, indicating the more convenient sub-cutaneous formulation could be used in future COVID or cancer trials. We have exhausted the full $5.0 million of allowable costs under our agreement with UCSF as of December 31, 2022.

Figure 22: Viral load kinetics: absolute change over time (mean + SEM) in combined cohorts

Figure 23: Nasal swab and saliva: time to viral load undetectability (VLU) in combined cohorts

eIF4E—Global Partnership with Pfizer

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

Manufacturing

We do not own or operate, and currently have no plans to establish any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers to produce sufficient quantities of our product candidates and their component raw materials for use in our preclinical development and clinical trials and in relation to any future commercialization of our product candidates. Our third-party manufacturers are responsible for obtaining the raw materials necessary to manufacture our product candidates, and we believe that these raw materials are readily available from more than one source. Additional third-party manufacturers are and will be used to fill, label, package and distribute investigational drug products. This approach allows us to maintain a more efficient infrastructure while enabling us to focus our expertise on developing our products. Although we believe we have multiple potential sources for the manufacture of our product candidates and the related raw materials, we currently rely on single manufacturers, including Curia Global (formerly AMRI), Catalent, and Corden, for different aspects of tomivosertib and zotatifin.

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

Exclusive License Agreement with UCSF

In May 2013, we entered into an agreement with UCSF which provides us an exclusive license to UCSF’s patent rights in certain inventions (“UCSF Translational Profiling Patent Rights”) relating to translational profiling laboratory techniques initially developed at UCSF, including certain patent rights we co-own with UCSF. Under the agreement we are permitted to research, develop, make and sell products that we discover and develop utilizing the UCSF Translational Profiling Patent Rights, which we refer to as licensed products, and use certain licensed processes utilizing the UCSF Translational Profiling Patent Rights and to sublicense such licensed products and processes. Our exclusivity is subject to certain retained research rights of UCSF and is subject to the rights of the U.S. government, if any, as set forth in 35 U.S.C. §§ 200-212. Pursuant to this law, the U.S. government may have acquired a nonexclusive, nontransferable, paid-up license to practice or have practiced for or on behalf of the U.S. government the inventions described in the UCSF Translational Profiling Patent Rights throughout the world. We have the first right to pursue patent infringement claims of potential commercial significance with respect to the licensed UCSF Translational Profiling Patent Rights, subject to certain conditions.

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

As of February 1, 2023, our licensed, owned and co-owned patent portfolio is directed to MNK inhibitors (including tomivosertib), eIF4A mRNA helicase inhibitors (including zotatifin) and various applications of our proprietary selective translation regulation platform, as well as certain of our proprietary technology, inventions, improvements or other product candidates. We also possess and/or in-license substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology.

Specifically, our patent portfolio includes the following families:

•
MNK Inhibitors—We have twelve U.S. patents and thirty-one foreign patents (Australia (2), Belize, Canada, Chile, China (3), Columbia, Europe (2), Hong Kong, South Korea, India, Israel (2), Japan (4), Mexico (2), Peru, Philippines, Russia (3), Singapore, South Africa and Taiwan (2)), as well as seven pending U.S. patent applications and forty-six pending foreign patent applications (Australia (2), Belize, Brazil (3), Canada (5), Chile, China (2), Europe (4), Hong Kong (3), India (5), Israel, Japan (2), South

Korea (3), Malaysia, Mexico, New Zealand (4), Peru, Philippines, Russia, Singapore (3), Taiwan and South Africa), with claims directed to: composition of matter claims directed to our lead product candidate, tomivosertib and composition of matter claims to other MNK inhibitors; methods of treating MNK-related indications; the use of MNK inhibitors in combination with other translation inhibitors; processes for making tomivosertib the use of MNK inhibitors in immunotherapy; and the use of MNK inhibitor biomarkers for detecting MNK-related indications and for treating MNK-related indications. Any patents that issue from these pending patent applications will expire between June 2035 and June 2040, absent any patent term adjustments or extensions. The existing U.S. and foreign patents will expire between June 2035 and May 2038, absent any patent term extensions. We own the patents and all the pending patent applications in this patent family.
•
eIF4A Inhibitors—We have five U.S. patents and thirteen foreign patents (Australia (2), China, Columbia, Europe, Hong Kong, Israel, Japan (2), Mexico, Russia, South Africa and Taiwan), as well as three pending U.S. patent applications, and 25 pending foreign patent applications (Australia (2), Belize, Brazil (2), Canada (3), Chile, China (2), Europe (3), Hong Kong (2), India, Japan, South Korea (3), Malaysia, New Zealand, Peru, and Philippines) with claims directed to: composition of matter claims directed to our lead product candidate zotatifin and other eIF4A inhibitors, as well as methods for treating eIF4A-related diseases. Any patents that issue from these pending patent applications will expire between November 2036 and March 2041, absent any patent term adjustments or extensions. The existing U.S. and foreign patents will expire between February 2035 and May 2038, absent any patent term extensions. We own all the pending patent applications in this patent family.
•
eIF4E Inhibitors—We have three U.S. patents, two foreign patents (Australia, Taiwan), two pending U.S. patent applications, one pending PCT application and thirteen pending foreign patent applications (Australia, Brazil, Canada, Chile, Europe (2), Indonesia, Israel, India, Japan, South Korea, New Zealand and Singapore) with claims directed to eIF4E inhibitors, as well as claims directed to methods for treating eIF4E-related diseases. Patents that have or will issue from these pending patent applications will expire between February 2035 and December 2041, absent any patent term adjustments or extensions. The existing U.S. patents will expire between February 2035 and June 2040, absent any patent term extensions. While we own the patents and pending patent applications in this patent family, Pfizer has exclusively licensed most eIF4E patents and patent applications.
•
UCSF Translational Profiling Patent Rights—We have a patent in Europe and China licensed from UCSF with claims directed to the use of translational profiling in methods of treatment. The last to expire patent right that has issued or will issue from these licensed and co-owned pending patent applications will expire in February 2034, absent any patent term adjustments or extensions.

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

If any of our product candidates are approved in oncology indications such as NSCLC or breast cancer, they will compete with small molecule therapies, biologics, cell-based therapies and traditional chemotherapy, or a combination of any such methods. With respect to tomivosertib, we are aware of AUM Biosciences which is developing a MNK inhibitor, AUM001 in solid tumors. In addition, several novel combinations with FDA-approved PD-1 or PD-L1 inhibitors are being developed in NSCLC. These include, among others, anti-TIGIT and anti-LAG3 therapies from Bristol-Myers Squibb Co., Gilead Sciences, GSK plc, Merck & Co, Novartis AG and Roche. With respect to zotatifin, we are aware of PIC Therapeutics which is developing pre-clinical small molecules targeting the eukaryotic translation initiation factors (eIFs). Moreover, there are currently several marketed drugs and product candidates in development for the treatment of ER+ breast cancer that may compete with zotatifin, including fulvestrant marketed by AstraZeneca plc, elacestrant marketed by Menarini, AKT inhibitors being developed by AstraZeneca plc and Roche, oral SERDS being developed by Arvinas, Inc., AstraZeneca plc, Eli Lilly and Co, Eisai Co., Ltd, Roche and Zentalis Pharmaceuticals, Inc., among others.

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
•
performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices ("GCPs") to establish the safety and efficacy of the proposed drug for its intended use;
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

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new products that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. An NDA is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new-molecular-entity NDAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if, among other things, the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same disease or condition for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”) or an NDA submitted under Section 505(b)(2),("505(b)(2) NDA"), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

Other Healthcare Laws and Regulations

Pharmaceutical companies like us are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such regulation may constrain the financial arrangements and relationships through which we research, develop, and ultimately, sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, and false claims laws, such as the federal Anti-Kickback Statute and the federal Civil False Claims Act, and transparency laws and regulations addressing drug pricing and payments and other transfers of value made by pharmaceutical manufacturers to physicians and other healthcare providers, such as the federal Physician Payment Sunshine Act. Violations of any of such laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations to resolve allegations of noncompliance, exclusion from participation in federal and state healthcare programs, such as Medicare and Medicaid, and imprisonment.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including the American Rescue Plan Act of 2021, effective January 1, 2024, which would eliminate the statutory cap on rebate amounts owed by drug manufacturers under the Medicaid Drug Rebate Program (“MDRP”) which is currently capped at 100% of the AMP for a covered outpatient drug.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025).

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

Human Capital

As of February 28, 2023, we had 15 full-time employees and no part-time employees. Of these employees, 3 hold Ph.D. or M.D. degrees and 8 are engaged in research and development. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the state of Delaware on October 2, 2020 under the name Locust Walk Acquisition Corp (“LWAC”). eFFECTOR Therapeutics, Inc. was incorporated under the laws of the state of Delaware on May 1, 2012. On August 25, 2021, we consummated a merger pursuant to which a wholly-owned subsidiary of Locust Walk Acquisition Corp. merged with and into eFFECTOR Therapeutics Operations, Inc. (formerly known as eFFECTOR Therapeutics, Inc.) (“Old eFFECTOR”), with eFFECTOR Therapeutics Operations, Inc. becoming our wholly-owned subsidiary (the “Business Combination”). Upon the closing of the merger, we changed our name to eFFECTOR Therapeutics, Inc. Our corporate headquarters are currently located at 142 North Cedros, Suite B, Solana Beach, California 92075, and our telephone number is (858) 925-8215.

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
•
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

Other than revenue generated under our Research Collaboration and License Agreement with Pfizer, Inc. (the “Pfizer Agreement”), we have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any product revenue since inception. If we are unable to successfully develop and obtain requisite approval for our product candidates, we may never generate any revenue from product sales. Our net income was $15.8 million for the year ended December 31, 2021, and our net loss was $22.7 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $143.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with the research and development of our product candidates and development programs, and general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved product candidates.

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

Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

In January 2022, we entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC ("Lincoln Park”) which provides for the sale to Lincoln Park up to $50.0 million of shares of our common stock over the 36 month term of the Purchase Agreement, subject to certain conditions, of which we have sold $3.1 million through December 31, 2022. However, as of the date of this report, we were unable to sell additional shares under the Purchase Agreement because our shares are trading at less than $1.00 per share, which is the minimum price that we can sell shares to Lincoln Park.

In September 2022, we entered into our Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co (“Cantor”) pursuant to which we may, from time to time, sell shares of our common stock having an aggregate of up to $15.0 million pursuant to our Form S-3 registration statement (the "ATM Offering Program"). During the year ended December 31, 2022, we sold an aggregate of 478,964 shares of common stock for aggregate gross proceeds of $0.3 million. There can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, under current SEC regulations, as of the filing of this annual report on Form 10-K, our public float is less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of February 28, 2023, our public float was approximately $17.2 million, based on 34,520,253 shares of outstanding common stock held by non-affiliates and at a price of $0.4982 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on February 28, 2023. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period.

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
•
our efforts to enhance operational systems, including enhanced internal controls over financial reporting;
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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential additional collaborations, licenses and other similar arrangements. We do not have any committed external source of funds, other than potential sales under our ATM Offering Program or Lincoln Park Purchase Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Our loan and security agreement with Oxford Financial LLC (the “Oxford LSA”) includes, and any future debt financing and preferred equity financing, if available, may involve agreements that include, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

As of December 31, 2022, we have an outstanding term loan in the principal amount of $20.0 million under our Oxford LSA. The Oxford LSA permitted us to draw down an additional $10.0 million (the “Term B Loan”) upon achievement of certain clinical development milestones on or prior to June 30, 2023. As a result of the discontinuation of one of the cohorts in our KICKSTART trial, which was previously announced in January 2023, we do not expect to achieve one of the clinical development milestones by June 30, 2023 and therefore do not expect to have access to the additional $10.0 million under the Term B Loan. The term loan is secured by a lien covering substantially all of our personal property, rights and assets, excluding intellectual property, which is subject to a negative pledge. The Oxford LSA contains customary affirmative and negative covenants and events of default applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain governmental approvals, deliver certain financial reports, maintain insurance coverage and protect material intellectual property. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. The restrictive covenants of the Oxford LSA could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial. In addition, Oxford could declare a default upon the occurrence of any event that it interprets as a material adverse change as defined under the Oxford LSA. Due to our determination that there is substantial doubt as to our ability to continue as a going concern, we have determined that the assessment about whether a material adverse change may occur under the Oxford LSA is not within our control, increasing the risk that the loan could be considered to be in default. If we default under the Oxford LSA, Oxford may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our management, as of December 31, 2022, and our independent registered public accounting firm, in their report on our financial statements as of and for the fiscal year ended December 31, 2022, have concluded that there is substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2022 were prepared assuming that we will continue as a going concern. The going concern basis of the presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and satisfy our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2022, our management concluded that, based on expected operating losses and negative cash flows, there is substantial doubt about our ability to continue as a going concern for the twelve months after the date the financial statements were issued. Our ability to continue as a going concern is subject to our ability to raise additional capital through equity offerings or debt financings, including through potential future sales of common stock to Lincoln Park under the Purchase Agreement and sales pursuant to the ATM Offering Program. As of the date of this report, we were unable to sell additional shares under the Purchase Agreement because our shares are trading at less than $1.00 per share, which is the minimum price that we can sell shares to Lincoln Park.

Additionally, we may receive additional milestone payments under the Pfizer Agreement. However, we may not be able to secure additional financing in a timely manner or on favorable terms, if at all, and may not receive any milestone payments. If we cannot continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that our stockholders may lose some or all of their investment in us. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

In addition, the biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies. Our future success will depend in part on our ability to maintain a competitive position with our scientific approach. If we fail to stay at the forefront of technological change in utilizing our approach to create and develop STRI product candidates, we may be unable to compete effectively. Our competitors may render our approach obsolete, or limit the commercial value of our product candidates by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our approach. By contrast, adverse developments with respect to other companies that attempt to use a similar approach to our approach may adversely impact the actual or perceived value and potential of our product candidates. If any of these events occur, we may be forced to delay, modify, or abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Clinical and preclinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Any of our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval on a timely basis, if at all.

Clinical and preclinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials or preclinical studies will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process, including due to factors that are beyond our control. Further, we may not be able to meet expected timeframes for data readouts for our clinical trials. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high. The results from preclinical studies or clinical trials of a product candidate or a competitor’s product candidate in the same class may not predict the results of later clinical trials of our product candidate, and interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies and early clinical trials of tomivosertib, we do not know whether tomivosertib will perform in ongoing and future clinical trials as it has performed in these prior studies. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.

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

We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement, data readouts, and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

•
subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials due to movement restrictions, health reasons or otherwise resulting from the COVID-19 pandemic;
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

We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for our ongoing and planned clinical trials and monitoring such patients adequately during and after treatment. The large number of clinical trials concurrently seeking to enroll patients with NSCLC and breast cancers, as well as the other cancers we intend to evaluate, may result in delays or difficulties enrolling a sufficient number of patients, particularly patients that meet our specific enrollment criteria, and completing the trials on schedule, if at all. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing patients is and will likely continue to be costly. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials further limits the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations, the availability of approved therapies or as a result of the COVID-19 pandemic, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. For example, in January 2023, we announced enrollment challenges due to staffing issues and completion of other trials across clinical sites for both the frontline PD-L1>50% cohort and the PD-L1>1% maintenance cohort of our KICKSTART trial of tomivosertib in combination with patients with metastatic NSCLC. As a result, we have discontinued enrollment in the PD-L1>1% cohort and focused on enrollment in the PD-L1>50% cohort. We anticipate topline data from the PD-L1>50% cohort in the second half of 2023. While we have taken steps to mitigate the impact of these factors, there can be no assurance that these efforts will enhance enrollment. Additionally, because our clinical trials may enroll patients with advanced/metastatic cancers, the patients are typically in the late stages of their disease and may experience clinical disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial and requiring additional patient enrollment. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials, and while we have entered into agreements governing their services, we have limited influence over their actual performance. We cannot assure you that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

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

We will need to successfully complete our planned clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our product candidates. Carrying out later-stage clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not previously conducted any pivotal clinical trials, have limited experience in preparing and submitting marketing applications, and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

We are developing our product candidates to be used in combination with additional therapies, which exposes us to additional risks.

We are developing tomivosertib for use in combination with one or more currently approved anti-PD-(L)1 therapies and zotatifin for use in combination with ER inhibitors, such as fulvestrant, HER2 inhibitors, Herceptin, KRAS G12C inhibitors and abemaciclib, a CDK4/6 inhibitor. Fulvestrant is generic and marketed by several companies including Astrazeneca who markets it under the brand name Faslodex for the treatment of breast cancer. Herceptin is owned and marketed by Genentech for the treatment of breast cancer and other cancers. Two KRAS G12C inhibitors have now been approved for the treatment of NSCLC. Abemaciclib is marketed by Eli Lilly and Company under the name Verzenio for the treatment of ER+/Her2-breast cancer. Therefore, even if tomivosertib or zotatifin were to receive marketing approval or be commercialized for use in combination, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the anti-PD-(L)1 therapy or the ER, HER2 or KRAS G12C inhibitors used in combination with tomivosertib or zotatifin, respectively, or that safety, efficacy, manufacturing or supply issues could arise with these combination therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop other product candidates for use in combination with other classes of oncology therapies. Developing combination therapies using approved anti-PD-(L)1 therapies, or ER, HER2 and KRAS G12C inhibitors, as we plan to do for tomivosertib and zotatifin, respectively, also exposes us to additional clinical and development-related risks, such as the requirement that we collect data to demonstrate the safety and efficacy of each active component of any combination regimen we may develop. In addition, we may also evaluate the combination of tomivosertib, zotatifin or other product candidates with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We may not be able to market and sell our product candidates for use in combination regimens with any such unapproved cancer therapies that do not ultimately obtain their own marketing approvals.

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

From time to time, we may publicly disclose interim, topline or preliminary data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.

We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, topline, or preliminary data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates progress through clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize safety, efficacy, yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, our completed Phase 1b trial of zotatifin in patients with mild to moderate COVID-19 began utilizing the same IV formulation currently being used in cancer trials, but switched to a newly developed sub-cutaneous formulation for the last 34 patients enrolled. Phamacokinetics results show a profile of drug concentrations in blood over time virtually identical to the IV formulation, suggesting the more convenient sub-cutaneous formulation could be used in future COVID or cancer trials. However, there can be no assurance that such changes will achieve our intended objectives. These changes and any future changes we may make to our product candidates may also cause such candidates to perform differently and affect the results of future clinical trials. Such changes or related unfavorable clinical trial results could delay initiation or completion of additional clinical trials, require the conduct of bridging studies or clinical trials or the repetition of one or more studies or clinical trials, increase development costs, delay or prevent potential marketing approval and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

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

We may in the future seek accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verity and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, the President signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus appropriations bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, introduced reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory trials; however, the ultimate impact of these reforms remains unclear.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval or receive for our product candidates, there can be no assurance that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We may seek to enter into additional collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints. Such collaborative discovery efforts may not yield additional development or product candidates for our pipeline. We may not be successful in our efforts to establish or maintain such collaborations for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. We may have to relinquish valuable rights to our future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. We cannot be certain that, following a collaboration, license or strategic transaction, we will achieve an economic benefit that justifies such transaction.

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

The biotechnology and biopharmaceutical industries are characterized by rapid advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates, including products that may also be proposed to be administered in combination with PD-(L)1 inhibitors. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of indications for which we may attempt to develop product candidates. In particular, there is intense competition in the oncology field. Our competitors include larger and better-funded pharmaceutical, biopharmaceutical, biotechnological and therapeutics companies. Moreover, we may also compete with universities and other research institutions who may be active in oncology research and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

As of December 31, 2022, we had 14 full-time employees. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and privacy laws and regulations will involve ongoing substantial costs. It is possible that governmental authorities will conclude that our business practice, including certain scientific advisory board arrangements with physicians who are compensated in the form of stock or stock options as compensation for services provided may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, including Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare program.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025).

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

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. If we fail to comply with applicable laws and regulations we may face government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity that could adversely affect our business, financial condition and results of operation. For example, we may be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder or applicable state laws.

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

Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, proprietary business information and personal information. Despite the implementation of security measures, our information technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants, third-party service providers and collaborators are vulnerable to attack, damage, and interruption from computer viruses, cybersecurity threats (such as denial-of-service attacks, ransomware, supply chain attacks, cyberattacks or cyber intrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war and telecommunication and electrical failures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper or accidental actions by employees, vendors and other third parties with otherwise legitimate access to our systems. Third parties may also attempt to fraudulently induce our employees and contractors into disclosing sensitive information such as usernames, passwords or other information, or otherwise compromise the security of our electronic systems, networks, and/or physical facilities in order to gain access to our data. Additionally, due to the COVID-19 pandemic, our employees are temporarily working remotely, which may pose additional data security risks.

Given the unpredictability of the timing, nature and scope of information technology disruptions, there can be no assurance that any security procedures and controls that we or our third-party partners and service providers have implemented will be sufficient to prevent cyberattacks from occurring. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner. New techniques may not be identified until they are launched against a target, and we may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures, resulting in potential data loss or other damage to our information technology systems. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

While we do not believe that we have experienced any significant system failure, accident or security breach to date, if a security breach were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information (potentially violating certain privacy laws), it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Any security breach or other incident, whether actual or perceived, could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any actual or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance with certain privacy and security laws. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Our business is subject to risks arising from COVID-19 and other epidemic diseases.

The COVID-19 worldwide pandemic presented, and may continue to present, substantial public health and economic challenges by affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. To date, we have not experienced material disruptions in our business operations. However, there can be no assurance that COVID-19 and any future epidemic disease won’t have an adverse impact on our business in the future. For example, a pandemic, including COVID-19 or other public health epidemic could: disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials; delay, limit or prevent our employees and CROs from continuing research and development activities; impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, including the risk that participants enrolled in our clinical trials could contract COVID-19 or other epidemic disease while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; impede testing, monitoring, data collection and analysis and other related activities; any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic and mitigation measures had, and may continue to have, and any future epidemic disease outbreak may have, an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. Further, to the extent the COVID-19 pandemic or any other outbreak of an epidemic disease adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (although federal net operating loss (“NOL”) carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration). As of December 31, 2022, we had federal and California NOL carryforwards of approximately $181.6 million and $92.8 million, respectively, and federal and California research and development credit carryforwards of approximately $9.6 million, inclusive of the federal orphan drug tax credit carryforward, and $4.3 million, respectively.

Under Section 382 of the Code, our federal NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to

Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not yet formally determined the amount of the cumulative change in our ownership, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. However, we believe our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities is likely to be limited as a result of ownership changes. In addition, our NOL carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Moreover, federal NOL carryforwards generated in taxable years beginning after December 31, 2017 may generally only be used to offset 80% of taxable income in taxable years beginning after December 31, 2020. If we earn taxable income, these limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings including post grant review, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our future patent applications or those of our current and future licensors and the enforcement or defense of our future issued patents or those of our current and future licensors, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Implementation of the EU Patent Package will likely occur in the first half of 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation before the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court. Moreover, the decision whether to opt-out of Unitary Patent status will require coordinating with co-applicants, if any, adding complexity to any such decision.

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

In addition, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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
•
additions or departures of key personnel; and
•
risks related to the organic and inorganic growth of our business and the timing of expected business milestones; and
•
the impact of the COVID-19 pandemic or other pandemic diseases on our business.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until February 27, 2023, to regain compliance. The Nasdaq letter had no immediate effect on the listing or trading of our common stock and warrants and such securities continue to trade on the Nasdaq Capital Market.

We did not regain compliance with Nasdaq listing rules by February 27, 2023, but Nasdaq provided an additional 180 calendar day compliance period. On February 28, 2023, we received notification from the Nasdaq Stock Market staff that we had been granted an additional 180 calendar days, or until August 28, 2023 (as the first trading day following such period), to regain compliance with the bid price requirement.

In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days within the 180 day grace period. If we fail to regain compliance, our common stock will be subject to delisting. Such a delisting would likely have a negative effect on the price of our common stock and warrants and would impair your ability to sell or purchase our securities when you wish to do so. Such a delisting could also result in a limited amount of news and analyst coverage for the company; and a decreased ability for us to issue additional securities or obtain additional financing in the future. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with Nasdaq’s listing requirements.

If securities or industry analysts do not publish research or reports about us, or publish negative reports, our stock price and trading volume could decline.

The trading market for our common stock and warrants depends, in part, on the research and reports that securities or industry analysts publish about us. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our common stock or warrants or change their opinion, the trading price of our common stock and warrants would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, it could lose visibility in the financial markets, which could cause the trading price or trading volume of our common stock and warrants to decline.

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

As of December 31, 2022, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 58% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the initial public offering (December 31, 2026), (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of shares of our Common Stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our Common Stock may decline.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, war, terrorism, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in Solana Beach, California near major earthquake faults and fire zones, and the ultimate impact on us of being located near major earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters consists of an 1,800 square foot facility located in Solana Beach, California. The lease for our headquarters expires on October 31, 2024, with an option to extend the term for one additional three-year period. We believe that our existing facilities are adequate for our near-term needs. We believe that suitable additional or alternative space would be available if required in the future on commercially reasonable terms.

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

Holders of Common Stock

As of February 28, 2023, there were approximately 128 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

None.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report.

Overview

We are a clinical-stage biopharmaceutical company focused on pioneering the development of a new class of oncology drugs we refer to as STRIs. Translation is the process in cells whereby the synthesis of proteins is directed by information contained in genetic sequences. We utilized our proprietary selective translation regulation technology platform to internally discover a portfolio of small molecule STRI product candidates. Our product candidates target the eIF4F complex and its activating kinase, mitogen-activated protein interacting kinase (“MNK”). The eIF4F complex is a central node where two of the most frequently mutated signaling pathways in cancer, the PI3K-AKT and RAS-MEK pathways, converge to activate the translation of select mRNA into proteins that are frequent culprits in key disease-driving processes. Inhibition of any one of these targets simultaneously downregulates multiple disease-driving proteins before they are synthesized. Each of our product candidates is designed to act on a single protein that drives the expression of a network of multiple functionally related proteins, including oncoproteins, which are proteins whose aberrant function can cause cancer, immunosuppressive proteins in T cells and proteins known to drive drug resistance that together control tumor growth, survival and immune evasion.

Our lead product candidate, tomivosertib, is an oral small-molecule inhibitor of MNK that we are developing in combination with inhibitors of anti-PD-(L)1 therapy, for the treatment of patients with solid tumors. In the second quarter of 2021, we initiated dosing in KICKSTART, our randomized Phase 2b clinical trial evaluating tomivosertib in combination with pembrolizumab in patients with metastatic non-small cell lung cancer (“NSCLC”) with PD-L1 expression level greater than or equal to 50% (“PD-L1≥50%”). Pembrolizumab is owned and marketed by Merck for frontline NSCLC and several other indications. We anticipate reporting topline data from the KICKSTART trial in the second half of 2023. Our second product candidate, zotatifin, is an inhibitor of eIF4A, a component of the eIF4F complex, and is currently being evaluated in a Phase 1/2 clinical trial in patients with certain solid tumors. We have completed the initial dose escalation portion of this trial and are currently evaluating zotatifin in combination with fulvestrant and abemaciclib in a Phase 2a open-label expansion cohort in patients with ER+ breast cancer. In light of the favorable safety results observed to date in the Phase 1/2 clinical trial, we have also resumed dose escalation of zotatifin in combination with fulvestrant in patients with ER+ breast cancer to determine if a higher dose of zotatifin can be utilized in future clinical studies. To date, we’ve reported initial data from four cohorts including patients with ER+ breast cancer, which demonstrated that zotatifin appeared to be safe, well tolerated and showed signals of activity, including partial responses in heavily pretreated ER+ breast cancer patients. We anticipate reporting additional data from one of the ER+ breast cancer cohorts which was expanded from seven to 18 patients in the first half of 2023. In addition, based on the safety profile established and target engagement data generated to date, we’ve resumed dose escalation. Data from the dose escalation portion of the trial is anticipated in the second half of 2023. We have also completed a Phase 1b clinical trial evaluating zotatifin as an antiviral agent against SARS-CoV-2. The study was a double-blind, randomized, placebo-controlled trial evaluating the safety and antiviral activity of a single dose of zotatifin. In this trial, zotatifin was found to be safe and well-tolerated, and demonstrated favorable trends in several assessments of viral clearance compared to placebo. We have entered into a global collaboration and license agreement with Pfizer for our earliest stage program, inhibitors of eIF4E, and Pfizer is currently conducting investigational new drug application (“IND”) enabling studies for this program.

Since our inception in 2012 we have devoted substantially all of our resources to raising capital, identifying potential product candidates, establishing our intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. As of December 31, 2022, we have raised a total of $302.4 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer ("Pfizer Agreement"), $35.0 million from loans under credit facilities, $3.1 million gross proceeds from the sale of common stock under the equity purchase agreement ("Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), $5.0 million in grant revenue under the Research Subaward Agreement with The Regents of the University of California, on behalf of its San Francisco campus ("UCSF"), and $0.3 million in gross proceeds from the sale of common stock under our Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co ("Cantor") ("ATM Offering Program"). Other than with respect to the net income generated as a result of revenue under the Pfizer Agreement generated in 2020 and the net income generated in 2021 as a result of the change in valuation of the earn-out liability in 2021, we have incurred significant operating losses since our inception. Our net loss for the year ended December 31, 2022 was $22.7 million and our net income for the year ended December 31, 2021 was $15.8 million. As of December 31, 2022, we had an accumulated deficit of $143.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with the research and development of our product candidates and development programs, and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and losses for at least the next several years. We anticipate our expenses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. As of December 31, 2022, we had $26.3 million in cash, cash equivalents and short-term investments. To fund further operations, we will need to raise additional capital. Our current capital resources will not be sufficient for us to complete the clinical development of any of our product candidates or, if applicable, to prepare for commercializing any product candidate which may receive approval from the FDA or comparable foreign regulatory authority. Accordingly, we expect to finance our cash needs through a combination of equity offerings, debt financings, or other capital sources, including potential additional collaborations, licenses, and other similar arrangements. Adequate funding may not be available to us on acceptable terms, if at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Business Combination Transaction

On August 25, 2021, we completed the Business Combination pursuant to an Agreement and Plan of Merger dated May 26, 2021, among LWAC, LWAC Merger Sub Inc., and Old eFFECTOR (the "Merger Agreement"). Upon closing of the Business Combination, the combined company was renamed eFFECTOR Therapeutics, Inc. ("eFFECTOR").

Pursuant to the terms of the Merger Agreement, our shareholders exchanged their interests in LWAC and Old eFFECTOR for shares of common stock of eFFECTOR. In addition, awards under our existing equity incentive plans, including the 2013 Plan, continue in full force and effect on the same terms and conditions as were previously applicable to such awards, subject to adjustments to the exercise price and number of shares of common stock issuable upon exercise based on the final exchange ratio calculated in accordance with the Merger Agreement.

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

The transaction was accounted for as a “reverse recapitalization” in accordance with U.S. generally accepted accounting principles ("GAAP"). Under the reverse recapitalization model, the Business Combination was treated as Old eFFECTOR issuing equity for the net assets of LWAC, with no goodwill or intangible assets recorded. Under this method of accounting, LWAC was treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the Business Combination, eFFECTOR stockholders have a majority of the voting power of the combined company, comprise all of the ongoing operations of the combined entity, comprise a majority of the governing body of the combined company, and eFFECTOR senior management comprise all of the senior management of the combined company. Reported results from operations included herein prior to the Business Combination are those of Old eFFECTOR. The shares and corresponding capital amounts, options and related per share amounts, and loss per share related to Old eFFECTOR's outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the exchange ratio established in the Merger Agreement (1.00 share of Old eFFECTOR for 0.09657 shares of eFFECTOR) (the "Exchange Ratio").

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

Pursuant to the Pfizer Agreement, we received an upfront, one-time, non-refundable, non-creditable payment of $15 million dollars from Pfizer. Pfizer was obligated to reimburse us for costs incurred for research performed, up to a specified cap in the low double-digit millions. Upon the achievement of specified development, regulatory and sales milestones, Pfizer will be obligated to pay us up to $480 million dollars in the aggregate, as well as to pay us high single-digit percentage royalties on annual net sales of each licensed product. See “Business — Our Collaboration and License Agreements” included within this Annual Report on Form 10-K, for additional information about this agreement, including with respect to potential payments to us thereunder.

DARPA Subaward Agreement

In April 2021, we entered into a Research Subaward Agreement with UCSF (the "Subaward Agreement"), whereby up to $5.0 million in allowable costs were reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19. Under the terms of Subaward Agreement, we were obligated to provide financial and technical reports to UCSF on a periodic basis. We have exhausted the full $5.0 million of allowable costs under the Subaward Agreement as of December 31, 2022.

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

We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received. We track external expenses on a development program and other program specific basis. However, we do not track internal costs on a program specific basis because these costs primarily relate to personnel and facilities, which are deployed across multiple programs under development.

The following table summarizes our research and development expenses for the periods indicated (in thousands).

	Year Ended December 31,
	2022	2021
External development program expenses:
tomivosertib (eFT508)	$8,918	$6,478
zotatifin (eFT226)	6,695	4,799
eIF4E	8	88
Unallocated internal research and development expenses:
Personnel related	5,390	5,653
Other	2,302	2,938
Total research and development expenses	$23,313	$19,956

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
•
the impact of any interruptions to our operations or to those of the third parties with whom we work due to the COVID-19 pandemic or any future epidemics;
•
the efficacy and safety profile of the product candidate; and
•
the extent to which we establish additional collaboration, license or other arrangements.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation and benefits, and consulting fees for finance, accounting, and other administrative functions. Other costs include legal fees relating to patent and corporate matters, insurance, and facility costs not otherwise included in research and development expenses.

We expect our general and administrative expenses will increase substantially for the foreseeable future as we advance our product candidates through clinical development. We also will incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the Nasdaq listing rules, additional insurance expenses, investor relations activities and other administrative and professional services. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur expenses associated with building a sales and marketing team if we choose to commercialize such product candidates on our own.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest on our outstanding debt facilities. We entered into a debt facility with Oxford Financial LLC (“Oxford”) in March 2021. Interest expense recorded in 2022 consisted of amounts attributable to the Oxford term loan, and interest expense recorded in 2021 consisted of amounts attributable to our then outstanding term loans with Silicon Valley Bank ("SVB"), as well as the Oxford term loan.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Grant revenue	3,553	1,430	2,123
Operating expenses:
Research and development	23,313	19,956	3,357
General and administrative	12,643	13,371	(728)
Total operating expenses	35,956	33,327	2,629
Loss from operations	(32,403)	(31,897)	(506)
Other income (expense), net	9,738	47,695	(37,957)
Net income (loss)	$(22,665)	$15,798	$(38,463)

Grant Revenue

Grant revenue was $3.6 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively. The increase in grant revenue was due to the timing of the initial grant in April 2021 along with increased development activities associated with the development of zotatifin for the treatment of COVID-19 in the year ended December 31, 2022.

Research and Development Expenses

Research and development expenses were $23.3 million and $20.0 million for the years ended December 31, 2022 and 2021, respectively. The increase in research and development expenses of $3.3 million was primarily due to a $2.4 million increase for the tomivosertib program due to increased costs associated with the KICKSTART trial, and a $1.9 million increase for the zotatifin program due to increased costs associated with the COVID-19 and oncology trials, along with increased costs related to drug product manufacturing. Further, there was a $0.4 million increase in consultant costs in 2022 as compared to 2021. These costs were partially offset by a $1.0 million decrease in license fees due to a one-time payment made to UCSF in connection with the completion of the Business Combination in 2021, a $0.3 million decrease in employee expenses for stock-based compensation expense associated with the earn-out liability in 2022 as compared to 2021, and a $0.1 million decrease in expenses related to the eIF4E program.

General and Administrative Expenses

General and administrative expenses were $12.6 million and $13.4 million for the years ended December 31, 2022 and 2021, respectively. The decrease in general and administrative expenses during this period of $0.8 million was primarily due to a $2.2 million decrease in personnel-related costs for stock-based compensation expense associated with the earn-out liability in 2022 as compared to 2021 and decreases in patent and corporate legal costs of $0.5 million during 2022 as compared to the same period in 2021. These decreases were partially offset by an increase of $1.6 million in costs primarily related to insurance costs, and a $0.3 million increase in consultant costs in 2022 compared to the same period in 2021.

Other Income (Expense)

Other income was $9.7 million and $47.7 million for the years ended December 31, 2022 and 2021, respectively. The decrease in other income of $38.0 million was mostly due to the difference in the change in fair value of the earn-out liability and warrant liability during 2022 along with $1.2 million in other expense recorded in 2022 primarily related to the equity purchase agreement with Lincoln Park, partially offset by the loss on debt extinguishment of $0.5 million recorded in 2021.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through December 31, 2022, we have raised a total of $302.4 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer, $35.0 million from loans under credit facilities, $3.1 million in gross proceeds from the sale of common stock to Lincoln Park under the equity purchase agreement ($46.9 million remaining available for sale under the equity purchase agreement as of December 31, 2022), $5.0 million in grant revenue under the Research Subaward Agreement with UCSF, and $0.3 million in gross proceeds from the sale of common stock under the ATM Offering Program.

Prior to the Business Combination, our operations were funded primarily from the issuance of convertible preferred stock and common stock. Upon the closing of the Business Combination in August 2021, we received net proceeds totaling approximately $52.9 million.

Our cash and cash equivalents and short-term investments totaled $26.3 million as of December 31, 2022. Until required for use in our business, we typically invest our cash in investments that are highly liquid, readily convertible to cash with original maturities of 1 year or less at the date of purchase. We attempt to minimize the risks related to our cash and cash equivalents and investments by maintaining balances in accounts only with accredited financial institutions and, consequently, we do not believe we are subject to unusual credit risk beyond the normal credit risk associated with ordinary commercial banking relationships.

Oxford Loan Facility

In March 2021, we entered into a Loan and Security Agreement (“Oxford LSA”) with Oxford, pursuant to which we may borrow up to $30.0 million, issuable in two separate tranches of $20.0 million (“Term A Loan”) and $10.0 million (“Term B Loan”), collectively referred to as the Oxford Loans. The Term A Loan became available at the effective date of the Oxford LSA and $12.5 million of the proceeds were used to pay off the outstanding SVB Term Loans. The remaining net proceeds from the Term A Loan of $7.4 million, after taking into effect specified issuance and legal fees designated within the distribution letter, were distributed in March 2021. The Term A Loan had an interest-only period that commenced upon the borrowing with interest due and payable upon the first day of each month. The interest-only period initially was planned to end May 1, 2023, provided that upon the funding of the Term B Loan the end date would be extended to May 1, 2024.

On February 22, 2022, we entered into an amendment to the Oxford LSA whereby the interest only period for the Term A Loans will end on March 1, 2024, instead of May 1, 2023. In connection with the amendment, the maturity of the Term A Loans was extended from March 18, 2026 to February 1, 2027. The principal payments due under the Oxford Loans, and the related accrued final payment, have been classified as current liabilities as of December 31, 2022, due to our assessment that the material adverse change clause under the Oxford Loans is not within our control. We have not been notified of an event of default by the lender as of the date of this report.

The Term B Loan would become available upon achievement of certain clinical development milestones, and remain available until the earlier of (i) June 30, 2023, (ii) forty-five days after the occurrence of such clinical development milestone, and (iii) the occurrence of an event of default. As a result of the discontinuation of one of the cohorts in our KICKSTART trial, which was previously announced in January 2023, we do not expect to achieve the clinical development milestones by June 30, 2023 and therefore do not expect to have access to the additional $10.0 million under the Term B Loan.

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

DARPA Subaward Agreement

In April 2021, we entered into a Subaward Agreement with UCSF, whereby up to $5.0 million in allowable costs were reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19. Under the terms of Research Subaward Agreement, we are obligated to provide financial and technical reports to UCSF on a periodic basis. The Subaward Agreement can be terminated by either party upon written notice and also in the event that DARPA suspends or terminates its cooperative agreement with UCSF. The initial award period for the Subaward Agreement ended in December 2021 and in April 2022 we received an extension of the award period to December 2022, with the same maximum $5.0 million reimbursement amount. We have exhausted the full $5.0 million of allowable costs under the Subaward Agreement as of December 31, 2022.

Equity Purchase Agreement with Lincoln Park

On January 24, 2022, we entered into the Purchase Agreement with Lincoln Park which provides for the sale to Lincoln Park up to $50.0 million of shares of our common stock over the thirty-six (36) month term of the Purchase Agreement, subject to certain conditions. In connection with the Purchase Agreement, Lincoln Park made an initial purchase of $3.0 million of shares of common stock, which equated to 557,610 shares of common stock, and we issued 142,939 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. As of December 31, 2022, we had issued an additional 30,000 shares at an average price per share of $1.74 under the Purchase Agreement for gross proceeds of $52 thousand. As of the date of this report, we were unable to sell additional shares under the Purchase Agreement because our shares are trading at less than $1.00 per share, which is the minimum price that we can sell shares to Lincoln Park. No assurance can be given that we will sell any additional shares of common stock under the Purchase Agreement, or, if we do, as to the price or amount of shares of common stock that we sell or the dates when such sales will take place. See Note 9 to our consolidated financial statements contained elsewhere in this Form 10-K for information concerning the Purchase Agreement.

At-the-Market Offering Program with Cantor

In September 2022, we entered into the Sales Agreement with Cantor, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $15.0 million (the "ATM Offering Program"). Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with Cantor. We will pay a commission to Cantor of 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the year ended December 31, 2022, we sold an aggregate of 478,964 shares of common stock at a weighted-average price of $0.60 per share for gross proceeds of approximately $0.3 million under the ATM Offering Program. We incurred offering costs in connection with the ATM Offering Program, including commissions, of approximately $0.2 million during the year ended December 31, 2022.

In addition, under current SEC regulations, as of the filing of this report, our public float is less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of February 28, 2023, our public float was approximately $17.2 million, based on 34,520,253 shares of outstanding common stock held by non-affiliates and at a price of $0.4982 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on February 28, 2023. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

Funding Requirements

As of December 31, 2022, we had $26.3 million in cash and cash equivalents and short-term investments, which we estimate is sufficient to fund operations into the first quarter of 2024. However, we have prepared cash flow forecasts which indicate that based on our expected operating cash flows, without taking into account future projected cash inflows, there is substantial doubt about our ability to continue as a going concern within twelve months after the date that the financial statements for the year ended December 31, 2022, are issued. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

We have no other committed sources of capital, other than potential future sales under the Purchase Agreement with Lincoln Park and the ATM Offering Program with Cantor. Until we can generate a sufficient amount of product revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through equity offerings, debt financings or other capital sources, including potential additional collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Public Warrants and Private Placement Warrants

LWAC issued public warrants and private placement warrants (collectively, the "Warrants") in its initial public offering in January 2021. The Warrants became exercisable beginning on January 12, 2022, which was 12 months from the closing of LWAC's initial public offering. Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the warrants. Each whole warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share.

We will use commercially reasonable efforts to maintain the effectiveness of our registration statement and a current prospectus relating to those common shares issuable upon exercise of the warrants until the warrants expire or are redeemed, as specified in the Warrant Agreement, dated January 7, 2021, between the Company and Continental Stock Transfer & Trust Company (the "Warrant Agreement"). If the common stock at the time of any exercise of a warrant is not listed on a national securities exchange, we may, at our option, require holders of the warrants who exercise their warrants to do so on a “cashless basis.” We are not required to file or maintain in effect a registration statement. In no event will the Company be required to net cash settle any warrant.

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

The private placement warrants are identical to the public warrants except that, so long as they are held by the Locust Walk Sponsor, LLC (the "Sponsor") or its permitted transferees: (i) they will not be redeemable by the Company; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.

The Warrants will expire on August 25, 2026, which is five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(25,899)	$(24,888)
Investing activities	(17,860)	565
Financing activities	2,765	58,809
Net increase (decrease) in cash	$(40,994)	$34,486

Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $25.9 million, which resulted from a net loss of $22.7 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges and other adjustments included $12.1 million from a gain recorded from the change in fair value of the earn-out liability, $5.3 million in stock-based compensation, $1.2 million other expense recorded in connection with the Purchase Agreement with Lincoln Park, $0.6 million from a gain recorded from change in fair value of liability-classified warrants and $0.3 million in non-cash interest expense. Changes in operating assets and liabilities included a $1.8 million decrease in prepaid expenses and other assets related to the amortization of prepaid public company insurance policies and a reduction in prepaid research and development balances, and a $1.0 million increase in accounts payable.

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

Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $17.9 million as a result of the purchases of short-term investments, partially offset by maturities during the period.

During the year ended December 31, 2021, net cash provided by investing activities was $0.6 million as a result of proceeds received in connection with the sale of laboratory equipment.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $2.8 million, which was the result of net proceeds from the issuance of common stock to Lincoln Park under the Purchase Agreement and net proceeds from the issuance of common stock under the ATM Offering Program during the period.

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

Critical Accounting Policies and Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements required estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Clinical Trial Accruals and Preclinical Studies

We record expenses resulting from our obligations under contracts with vendors and consultants, CROs and clinical sites in connection with conducting clinical trials and preclinical studies. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect clinical trial and preclinical study expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the clinical trial or preclinical study as measured by the timing of various aspects of the clinical trial, preclinical study, or related activities. We determine accrual estimates through review of the underlying contracts along with preparation of financial models taking into account correspondence with clinical and other key personnel and third-party service providers as to the progress of the clinical trials, preclinical studies, or other services being conducted. During the course of a clinical trial or preclinical study, we adjust our rate of expense recognition if actual results differ from our estimates. To date, there have been no material differences from our estimates to the amount incurred. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials, preclinical studies or other research activities.

Public Warrants and Private Placement Warrants

Upon completion of the Business Combination, we assumed public warrants and private placement warrants that were issued by LWAC in connection with their initial public offering in January 2021 whereby holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. We have concluded that the public warrants are equity-classified. Since the settlement value of the private placement warrants is dependent, in part, on who holds the warrants at the time of settlement, they are not considered indexed to the Company's stock and are therefore recorded as liabilities. Warrants classified as liabilities are recorded at their estimated fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in other income (expense), net in the accompanying consolidated statements of operations and comprehensive income (loss). We estimate the fair value of these warrants using the Black-Scholes option pricing model. Fluctuations in our stock price have the most significant impact on the value derived from the pricing model.

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

We have determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR shareholders is not indexed to the Company's stock under ASC 815-40 and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to our common stock, and as such, liability classification is required. Equity-linked instruments classified as liabilities are recorded at their estimated fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in other income (expense), net in the accompanying consolidated statements of operations and comprehensive income (loss).

We have determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event. The fair value of the option holder Earn-Out Shares is recorded as share-based compensation over the derived service period of the Monte Carlo simulation valuation model, recognized in research and development and general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss). Fluctuations in our stock price have the most significant impact on the value derived from the valuation model.

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

We will remain an emerging growth company until the earliest of (i) December 31, 2026; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2022, we had $8.7 million in cash and cash equivalents, consisting of non-interest operating accounts and interest-bearing money market funds. As of December 31, 2022, we had $17.6 million in short-term investments, consisting of U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term, low-risk profile of our money market funds and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Effects of inflation

Inflation generally affects us by increasing our costs of labor and research and development. We believe inflation has not had a material effect on our results of operations during the periods presented.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Board of Directors

The following sets forth certain information, as of February 15, 2023, concerning the persons who serve as our executive officers and members of our Board.

Name	Age	Position
Executive Officers
Stephen T. Worland, Ph.D.	65	President, Chief Executive Officer and Director
Michael Byrnes	46	Chief Financial Officer
Douglas Warner, M.D.	51	Chief Medical Officer
Non-Employee Directors
Brian M. Gallagher, Jr., Ph.D. (1)(3)	53	Chair
Elizabeth P. Bhatt (3)	55	Director
Chris Ehrlich (1)(2)	52	Director
Kristen Harrington-Smith (2)(3)	50	Director
Barbara Klencke, M.D. (2)	65	Director
John W. Smither (1)(3)	70	Director

(1)
Member of the Audit Committee.
(2)
Member of the Compensation Committee
(3)
Member of the Nominating and Corporate Governance Committee

Executive Officers

Stephen T. Worland, Ph.D. has served as our President and Chief Executive Officer and as a member of the Old eFFECTOR board of directors since our inception in May 2012, and has served on the Board since August 2021. Previously, Dr. Worland served as Chief Executive Officer and as a member of the board of directors of Anadys Pharmaceuticals, Inc. from August 2007 until its acquisition by Roche Holding AG in 2011. Prior to his appointment as Chief Executive Officer of Anadys Pharmaceuticals, Dr. Worland served as its Chief Scientific Officer and President, Pharmaceuticals. Prior to Anadys Pharmaceuticals, Inc., Dr. Worland was Vice President and Head of Antiviral Research at Pfizer Inc. and Vice President at Warner Lambert Co., where he was responsible for worldwide anti-infectives strategy. Dr. Worland has served as a director of Tracon Pharmaceuticals, Inc. since February 2015 and as a director of Blackstone Medicines since April 2017. Dr. Worland was an NIH postdoctoral fellow in molecular biology at Harvard University and completed a Ph.D.in Chemistry at the University of California, Berkeley. He received his B.S. with Highest Honors in Biological Chemistry from the University of Michigan. Dr. Worland’s extensive knowledge of our business, as well as his extensive experience in the biotechnology and pharmaceutical industries contributed to our Board’ conclusion that he should serve as a director of our company.

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

Douglas Warner M.D. has served as our Chief Medical Officer since August 2022. Previously, Dr. Warner held roles of increasing responsibility over 18 years at Amgen where he oversaw extensive clinical development programs in multiple indications across oncology and general medicine. In his most recent position, Executive Medical Director, Group Product Area Lead, Dr. Warner provided development guidance and oversight over a broad portfolio of solid tumor immune-oncology and pathway inhibitor development programs that ranged from Phase 1 to marketed products. Prior to this position, Dr. Warner was the Global Development Lead for several products including Vectibix®, XGEVA®, and Prolia®. In this role, Dr. Warner led evidence generation and oversaw the design, execution, and analysis of studies across the phases of development, including large global Phase 3 trials, and was the clinical development leader for major regulatory filings worldwide. Dr. Warner is co-author on numerous peer-reviewed articles including those in The Lancet, The Lancet Oncology, and The Journal of Clinical Oncology. He received his B.A. from the University of Pennsylvania, his M.D. from the Duke University School of Medicine, and his M.B.A. from the UCLA Anderson School of Management.

Non-Employee Directors

Brian M. Gallagher, Jr., Ph.D. served on Old eFFECTOR’s board of directors since 2020, and as chair of its board since 2020 and has served as chair of the Board since August 2021. Currently, Dr. Gallagher is Managing Partner and Co-founder of Trekk Venture Partners, an early stage biotech focused venture firm. Dr. Gallagher previously served as a Partner at Abingworth LLP from 2018 to 2022. Previously, from 2010 to 2018, Dr. Gallagher was a Partner at SR One, the venture capital arm of GlaxoSmithKline. He is currently on the board of directors of Slate Bio and was formerly a board director at Q32 Bio from 2020 to 2022, Abingworth Management Inc. from 2018 to 2022, and Nimbus Therapeutics from 2011 to 2018, River Vision (acquired by Horizon Pharma) from 2012 to 2017, Translate Bio (TBIO) from 2011 to 2019, Aileron Therapeutics (ALRN) from 2010 to 2018, Navitor Pharmaceuticals from 2014 to 2018, and CalciMedica from 2013 to 2018, and was a board observer at Constellation Pharmaceuticals (CNST) from 2010 to 2018 and Dicerna Pharmaceuticals (DRNA)from 2010 to 2014, and has served on the boards of other private and public companies. Prior to SR One, Dr. Gallagher was at Sirtris Pharmaceuticals where he was responsible for corporate development, operations and post-merger integration after the company’s acquisition by GSK. Earlier in his career, Dr. Gallagher held key roles in operations and R&D at Alantos Pharmaceuticals (acquired by Amgen) and at Eisai. Dr. Gallagher holds a Ph.D. in organic chemistry from the University of Michigan and a BS in chemistry from the University of Massachusetts, where he was a Shapiro scholar. He is an inventor on over 25 patents and applications and is the senior author of a number of publications in prominent journals. He currently serves on the Investment Advisory Board for University of Michigan Biomedical Venture Fund, and the Advisory Boards for Michigan Drug Discovery and formerly NYU Medical School’s Therapeutic Alliances. Dr. Gallagher’s experience as a venture capitalist and service as a director of other biopharmaceutical companies contributed to our Board’s conclusion that he should serve as a Chair of our company.

Elizabeth P. Bhatt served as an independent director of LWAC since January 2021 and continues to serve on the Board following the Business Combination. Since June 2022, Ms. Bhatt has served as Chief Operating Officer of Septerna, Inc. From September 2019 to May 2022, Ms. Bhatt served as the Chief Business and Strategy Officer of Applied Molecular Transport Inc. (NASDAQ: AMTI), a publicly traded clinical-stage biopharmaceutical company. Before that, Ms. Bhatt was at Achaogen, Inc., a biopharmaceutical company, where she served as Chief Operating Officer from July 2018 to June 2019 and Chief Business Officer from September 2017 to June 2019. In April 2019, Achaogen filed a petition for bankruptcy in federal court seeking protection under Chapter 11 of the Bankruptcy Code. Prior to Achaogen, Ms. Bhatt held various roles at Gilead Sciences, Inc. (NASDAQ: GILD), a publicly traded research based biopharmaceutical company, from July 2006 to September 2017, including Vice President, Corporate Development from January 2016 to September 2017 and Senior Director, Corporate Development from May 2011 to December 2015. Ms. Bhatt holds a B.A.in Chemistry from Pomona College, an M.S. in Biomedical Sciences from the University of California, San Diego and a M.B.A. from the Kellogg School of Management at Northwestern University. Ms. Bhatt’s strong scientific background, experience in various technical roles within the biotechnology industry, as well as her experience evaluating, investing and overseeing biotechnology companies contributed to our Board’s conclusion that she should serve as a director of our company.

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

Kristen Harrington-Smith has served on the Board since February 2022. Ms. Harrington-Smith has served as Senior Vice President and Chief Commercial Officer of ADC Therapeutics, a publicly traded biopharmaceutical company, since November 2022. Prior to joining ADC Therapeutics, Ms. Harrington-Smith served as Chief Commercial Officer at ImmunoGen where she helped the organization prepare for their first commercial launch. Prior to joining ImmunoGen, Ms. Harrington-Smith held roles of increasing responsibility at Novartis Pharmaceuticals starting in July 2000, most recently as U.S. Commercial Head of Hematology from 2020 to 2021 and as Vice President and Head of U.S. CAR-T from 2016 to 2020. She holds a BA from Williams College and an MBA from the Kenan-Flagler Business School at the University of North Carolina, Chapel Hill. Ms. Harrington-Smith’s extensive commercial experience in the pharmaceutical industry contributed to our Board’s conclusion that she should serve as a director of our company.

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

John W. Smither served on Old eFFECTOR’s board of directors from March 2018 and has served on the Board since August 2021. Mr. Smither most recently served as the chief financial officer of Arcutis Biotherapeutics, Inc. from May 2019 to March 2021 where he was responsible for all financial aspects including leading the Company’s successful initial public offering and two follow-on financings. Previously, Mr. Smither was the chief financial officer at Sienna Biopharmaceutics from January 2016 to April 2017, and again from April 2018 to March 2019. He also served as the interim chief financial officer at Kite Pharma, a Gilead Company from November 2017 through April 2018, and was the chief financial officer of Unity Biotechnology. He also served as chief financial officer at Kythera Biopharmaceuticals, where he was responsible for all financial activities during early clinical stage through approval and launch, led private fundraising rounds, prepared the company for its successful initial public offering in October 2012, and oversaw its acquisition by Allergan for approximately $2.1 billion. At Amgen, he held several financial positions of increasing responsibility, including vice president of finance and administration for Amgen’s European operations in 28 countries, and also served as Executive Director, Corporate Accounting. In January 2023, Mr. Smither was appointed to the board of NewAmsterdam Pharma and is its chair of the audit committee, and since January 2022, Mr. Smither has served as member of the board of directors of Applied Molecular Transport Inc., and is its chair of the audit committee, and a member of the compensation committee. Additionally, from December 2013 to May 2020, Mr. Smither served as a member of the board of directors of

Achaogen, Inc., and was its chair of the audit committee, and a member of the compensation committee. Mr. Smither began his career at Ernst & Young, where he was audit partner and held certification as a Certified Public Accountant (inactive). He holds a B.S. in accounting, with honors, from California State University at Los Angeles. Mr. Smither’s extensive experience as a chief financial officer contributed to our Board’s conclusion that he should serve as a director of our company.

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

Classified Board of Directors

In accordance with the terms of our certificate of incorporation, our Board is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the directors whose terms then expire will be eligible for reelection until the third annual meeting following reelection. Our directors are divided among the three classes as follows:

•
the Class I directors are Ms. Harrington-Smith and Dr. Worland, and their terms will expire at our 2025 annual meeting of stockholders;
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

Board Leadership Structure

Our Board is currently chaired by Dr. Gallagher. Our Board recognizes that it is important to determine an optimal board leadership structure to ensure the independent oversight of management as the company continues to grow. We separate the roles of chief executive officer and chair of the Board in recognition of the differences between the two roles. The chief executive officer is responsible for setting the strategic direction for our company and the day-to-day leadership and performance of our company, while the chair of the Board provides guidance to the chief executive officer and presides over meetings of the full board of directors. We believe that this separation of responsibilities provides a balanced approach to managing the Board and overseeing our company.

Our Board has concluded that our current leadership structure is appropriate at this time. However, our Board will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Role of Board in Risk Oversight Process

Our Board has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our Board to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.

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

The members of our audit committee are Mr. Ehrlich, Dr. Gallagher and Mr. Smither. Mr. Smither serves as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Mr. Smither is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq listing standards. Our Board has determined each of Mr. Ehrlich, Dr. Gallagher and Mr. Smither is independent under the applicable rules of the SEC and Nasdaq.

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

The members of our compensation committee are Mr. Ehrlich, Ms. Harrington-Smith and Dr. Klencke. Mr. Ehrlich serves as the chairperson of the committee. Our Board has determined that each of Mr. Ehrlich, Ms. Harrington-Smither and Dr. Klencke is independent under the applicable Nasdaq listing standards and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for assisting our Board in discharging the Board’s responsibilities regarding the identification of qualified candidates to become board members, the selection of nominees for election as directors at our annual meetings of stockholders (or special meetings of stockholders at which directors are to be elected), and the selection of candidates to fill any vacancies on our Board and any committees thereof. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies, reporting and making recommendations to our Board concerning governance matters and oversight of the evaluation of our Board. The members of our nominating and corporate governance committee are Ms. Bhatt, Dr. Gallagher and Mr. Smither. Ms. Bhatt serves as the chairperson of the committee. Our Board has determined that each of Ms. Bhatt, Dr. Gallagher and Mr. Smither is independent under the applicable Nasdaq listing standards.

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

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2022, our “named executive officers” and their positions were as follows:

•
Stephen T. Worland, Ph.D., who serves as President and Chief Executive Officer;
•
Michael Byrnes, who serves as Chief Financial Officer;
•
Douglas Warner, M.D., who serves as Chief Medical Officer;
•
Premal Patel, M.D., Ph.D., our former Chief Medical Officer (terminated April 1, 2022); and
•
Alana McNulty, our former Chief Business Officer (terminated July 15, 2022).

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to the named executive officers for services rendered during the years ended December 31, 2022 and December 31, 2021.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Stock Awards ($)(3)	Non-equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Stephen T. Worland, Ph.D.	2022	566,500	—	2,987,797	—	254,295	34,460	3,843,052
President and Chief Executive Officer	2021	501,442	—	—	2,652,658	220,000	31,952	3,406,052
Michael Byrnes	2022	435,735	—	1,351,611	—	156,865	31,090	1,975,301
Chief Financial Officer	2021	390,865	—	—	687,217	134,400	29,172	1,241,654
Douglas Warner, M.D.	2022	179,135	50,000	407,562	—	64,356	10,909	711,962
Chief Medical Officer
Premal Patel, M.D., Ph.D.	2022	164,270	—	700,198	—	—	71,347	935,815
Former Chief Medical Officer	2021	480,288	—	—	863,934	156,800	20,007	1,521,029
Alana McNulty	2022	255,921	—	860,749	—	—	494,864	1,611,534
Former Chief Business Officer	2021	383,814	—	—	1,168,270	128,000	30,264	1,710,348

(1)
Represents a $50,000 one-time signing bonus for Dr. Warner in connection with his commencement of employment.
(2)
In accordance with SEC rules, this column reflects the aggregate grant-date fair value of the option awards granted during 2022 computed in accordance with ASC Topic 718 for stock- based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 9 to our consolidated financial statements. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the Common Stock underlying such stock options.
(3)
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
(4)
Amounts reflect bonuses awarded to our named executive officers by our Board in recognition of annual performance and paid in cash as further described below in “Bonus Compensation.”
(5)
For 2022, amounts reflect (i) $30,400, $6,792, $24,062, $30,400 and $10,449 in health and welfare insurance premium payments for Dr. Worland, Dr. Patel, Ms. McNulty, Mr. Byrnes, and Dr. Warner, respectively, (ii) $4,061, $310, $1,004, $690 and $460 in group term life premiums for Dr. Worland, Dr. Patel, Ms. McNulty, Mr. Byrnes and Dr. Warner, respectively, (iii) $309,000 in severance paid to Ms. McNulty in connection with her termination of employment, (iv) $18,000 in consulting payments paid to Dr. Patel in connection with his consulting services following his termination of employment, and (v) $46,245 and $160,798 for Dr. Patel and Ms. McNulty, respectively, which represents the incremental grant date fair value recognized by us in accordance with ASC Topic 718 in connection with the modification of their stock options in connection with their termination of employment, as described below under “—Separation Arrangements with the Named Executive Officers.”

Narrative Disclosure to Compensation Tables

Base Salary

The compensation of the named executive officers is generally determined and approved at the beginning of each year or, if later, in connection with the commencement of employment of the executive, by our Board or the compensation committee. The following represent the base salaries which were effective for 2022 for the named executive officers.

Name	2022 Annual Base Salary ($)
Stephen T. Worland, Ph.D.	566,500
Michael Byrnes	435,735
Douglas Warner, M.D.	450,000
Premal Patel, M.D., Ph.D.	504,700
Alana McNulty	412,000

Bonus Compensation

We consider annual cash incentive bonuses to be an important component of our total compensation program and to provide incentives necessary to retain executive officers. Each of the named executive officers is eligible to receive an annual performance-based cash bonus based on a specified target annual bonus award amount, expressed as a percentage of the named executive officer’s base salary. The following represent the target percentages of base salary for 2022 for the named executive officers:

Name	2022 Target Percentage
Stephen T. Worland, Ph.D.	50%
Michael Byrnes	40%
Douglas Warner, M.D. (2)	40%
Premal Patel, M.D., Ph.D. (1)	40%
Alana McNulty (1)	40%
(1)
The employment of Dr. Patel and Ms. McNulty terminated on April 1, 2022 and July 15, 2022, respectively, and they were not eligible for an annual bonus for 2022.
(2)
Dr. Warner's bonus payment was prorated based on his start date of August 8, 2022.

Each of our named executive officers received a target bonus increase at the time of the Business Combination, as described below under “Employment Arrangements with Named Executive Officers.”

Bonuses for any one year are usually determined and paid in the first quarter of the following year. For 2022, our Board reviewed our corporate goals and, following such review, determined to pay annual bonuses to the named executive officers at 90% of target based on its assessment of our progress during 2022 relative to such goals, which were based on clinical, financial, regulatory and corporate development objectives. The 2022 annual bonuses paid to our named executive officers are reflected in the Summary Compensation Table above.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including the named executive officers. The Board is responsible for approving equity grants.

Prior to the consummation of the Business Combination, Old eFFECTOR maintained the 2013 Equity Incentive Plan (the “2013 Plan”). Old eFFECTOR offered awards of stock options to purchase shares of its common stock to eligible service providers, including our named executive officers, pursuant to the 2013 Plan. In connection with the completion of the Business Combination and the adoption of the eFFECTOR Therapeutics, Inc. 2021 Incentive Award Plan (the “2021 Plan”), no further awards will be granted under the 2013 Plan.

All options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of each award. Our stock option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change of control events, as described below under “Employment Arrangements with the Named Executive Officers.”

In connection with his commencement of employment on August 8, 2022, Dr. Warner received stock options to purchase 618,160 shares of our Common Stock. The stock options have an exercise price per share of $0.8975, which was the closing price per share of our Common Stock on the date of grant. The stock options vest over four years following the date of grant, with 25% vesting on the first anniversary of the date of grant and the remainder vesting in equal monthly installments thereafter, subject to his continuous service with us through the applicable vesting dates. Dr. Warner’s employment agreement entitles him to accelerated vesting of all outstanding equity awards upon a qualifying termination in connection with or following a change in control of our company. For additional discussion, please see “—Employment Arrangements with our Named Executive Officers” below.

The other stock option awards granted to our other named executive officers during 2022 are described below in the “Outstanding Equity Awards at Fiscal Year End” table.

Executive Earn-Out Shares

In connection with the Business Combination, holders of stock options will be entitled to receive a pro rata share of up to 5,000,000 additional shares of Common Stock (the “Earn-Out Shares”), if, within a two-year period following the signing date of the Merger Agreement (the “Earn-Out Period”), the closing share price of our Common Stock equals or exceeds $20.00 over at least 20 trading days within a 30-day trading period (the “Triggering Event”) and the holder continues to provide services through the time of such Triggering Event. The Earn-Out Shares will also be earned and issuable in the event of a change in control during the Earn-Out Period that results in the holders of our Common Stock receiving a per-share price equal to or in excess of $20.00. The Outstanding Equity Awards at Fiscal Year-End table below shows the number of Earn-Out Shares each named executive officer is eligible to earn in respect of outstanding stock options owned as of the consummation of the Business Combination. Dr. Patel and Ms. McNulty forfeited their right to any Earn-Out Shares attributable to their underlying stock options upon their termination of employment or service with us.

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

Employment Agreement with Dr. Worland

We have entered into an employment agreement with Dr. Worland, our President and Chief Executive Officer. Pursuant to his agreement, Mr. Byrnes is entitled to an annual base salary and a target annual incentive bonus, in each case as established from time to time by the compensation committee of our Board.

Pursuant to his employment agreement, if Dr. Worland’s employment is terminated by us without “cause” prior to a “change in control” or more than twelve months following a “change in control” (each as defined in his employment agreement), he will be entitled to: (1) continued payment of his base salary for a period of twelve months, and (2) payment of premiums for continued health benefits to him under COBRA for up to twelve months following his termination.

Pursuant to his employment agreement, if Dr. Worland’s employment is terminated by us without “cause” or by Dr. Worland with “good reason” upon or within twelve months following a “change in control,” he will be entitled to: (1) continued payment of his base salary for a period of eighteen months, (2) payment of premiums for continued health benefits to him under COBRA for up to eighteen months following his termination, (3) payment of an amount equal to 150% of his current year target bonus, and (4) full acceleration of the vesting of all his outstanding equity awards.

Dr. Worland’s benefits are conditioned, among other things, on him complying with his post-termination obligations under his agreement, including a one-year non-solicitation obligation, and timely signing a general release of claims in our favor.

Employment Agreement with Mr. Byrnes

We have entered into an employment agreement with Mr. Byrnes, our Chief Financial Officer. Pursuant to his agreement, Mr. Byrnes is entitled to an annual base salary and a target annual incentive bonus, in each case as established from time to time by the compensation committee of our Board.

Pursuant to his employment agreement, if Mr. Byrnes’ employment is terminated by us without “cause” prior to a “change in control” or more than twelve months following a “change in control” (each as defined in his employment agreement), he will be entitled to: (1) continued payment of his base salary for a period of nine months, and (2) payment of premiums for continued health benefits to him under COBRA for up to nine months following his termination.

Pursuant to his employment agreement, if Mr. Byrnes’ employment is terminated by us without “cause” or by Mr. Byrnes with “good reason” upon or within twelve months following a “change in control,” he will be entitled to: (1) continued payment of his base salary for a period of twelve months, (2) payment of premiums for continued health benefits to him under COBRA for up to twelve months following his termination, (3) payment of an amount equal to his current year target bonus, and (4) full acceleration of the vesting of all his outstanding equity awards.

Mr. Byrnes’ benefits are conditioned, among other things, on his complying with his post-termination obligations under his agreement, including a one-year non-solicitation obligation, and timely signing a general release of claims in our favor.

Employment Agreement with Dr. Warner

We have entered into an employment agreement with Dr. Warner, our Chief Medical Officer. Pursuant to his agreement, Dr. Warner is entitled to an annual base salary and a target annual incentive bonus, in each case as established from time to time by the compensation committee of our Board. Pursuant to his employment agreement, Dr. Warner received a one-time signing bonus in the amount of $50,000, which bonus is subject to repayment by Dr. Warner if Dr. Warner is terminated by us for cause or her resigns for any reason, in each case prior to the first anniversary of his start date.

Pursuant to his employment agreement, if Dr. Warner’s employment is terminated by us without “cause” prior to a “change in control” or more than twelve months following a “change in control” (each as defined in his employment agreement), he will be entitled to: (1) continued payment of his base salary for a period of twelve months, and (2) payment of premiums for continued health benefits to him under COBRA for up to twelve months following his termination.

Pursuant to his employment agreement, if Dr. Warner’s employment is terminated by us without “cause” or by Dr. Warner with “good reason” upon or within twelve months following a “change in control,” he will be entitled to: (1) continued payment of his base salary for a period of twelve months, (2) payment of premiums for continued health benefits to him under COBRA for up to twelve months following his termination, (3) payment of an amount equal to his current year target bonus, and (4) full acceleration of the vesting of all his outstanding equity awards.

Dr. Warner’s benefits are conditioned, among other things, on his complying with his post-termination obligations under his agreement, including a one-year non-solicitation obligation, and timely signing a general release of claims in our favor.

Separation Arrangements with the Named Executive Officers

Separation Arrangements with Dr. Patel

On April 1, 2022, Premal Patel, M.D., Ph.D., our former Chief Medical Officer, resigned from the Company in order to pursue a new career opportunity. Dr. Patel continued to serve the company as a consultant to the company until Sept. 30, 2022. In connection with Dr. Patel’s termination of employment with the Company, Dr. Patel executed a general release of claims (the “Release”), pursuant to which Dr. Patel’s vested Company stock options were amended so that they will remain exercisable until April 1, 2023, and we agreed to continue to pay the employer portion of the healthcare coverage for Mr. Patel and his eligible dependents, in each case, until December 31, 2022. Pursuant to a Consulting Agreement (the “Consulting Agreement”) entered into as of April 1, 2022, Dr. Patel received an hourly consulting fee of $600, and continued vesting of his outstanding equity awards during the term of his consulting services.

Release Agreement with Alana McNulty

On July 15, 2022, Alana McNulty, our former Chief Business Officer, departed the Company. In connection with Ms. McNulty’s departure, Ms. McNulty and the Company executed a general release of claims (the “Release Agreement”), pursuant to which Ms. McNulty received nine months base salary and continued healthcare coverage at Company expense, and her outstanding vested Company stock options will remain exercisable until July 15, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards granted to the named executive officers that remained outstanding as of December 31, 2022, in each case, as adjusted to reflect the conversion of such awards in connection with the Business Combination, as further described below.

	Option Awards (1)(2)						Stock Awards
Name and principal position	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Shares That Have Not Vested ($)(3)
Stephen T. Worland, Ph.D.	12/17/2013	33,799		—	0.52	12/17/2023	—		—
	12/4/2014	217,284		—	0.73	12/4/2024	—		—
	1/8/2016	619,018		—	1.14	1/8/2026	—		—
	2/17/2016	144,856		—	1.14	2/17/2026	—		—
	8/21/2017	289,712		—	1.66	8/21/2027	—		—
	8/25/2021	—		—	—	—	198,224	(4)	85,236
	1/20/2022	119,321		401,353	6.65	1/20/2032	—		—
	6/20/2022	—		520,674	1.49	6/20/2032	—		—
Michael Byrnes	12/10/2020	168,999		168,998	2.39	12/10/2030	—		—
	8/25/2021	—		—	—	—	51,353	(4)	22,082
	1/20/2022	53,978		181,563	6.65	1/20/2032	—		—
	6/20/2022	—		235,541	1.49	6/20/2032	—		—
Douglas Warner, M.D.	8/8/2022	—		618,160	0.90	8/8/2032	—		—
Premal Patel, M.D., Ph.D.	7/29/2020	230,160	(5)	—	2.08	4/1/2023	—		—
	1/20/2022	25,000	(5)	—	6.65	4/1/2023	—		—
Alana McNulty	12/4/2014	38,628	(6)	—	0.73	7/15/2024	—		—
	10/9/2015	120,713	(6)	—	0.94	7/15/2024	—		—
	1/8/2016	113,470	(6)	—	1.14	7/15/2024	—		—
	2/17/2016	43,456	(6)	—	1.14	7/15/2024	—		—
	8/21/2017	96,570	(6)	—	1.66	7/15/2024	—		—
	6/6/2019	50,247	(6)	—	1.35	7/15/2024	—		—
	4/13/2020	54,320	(6)	—	1.35	7/15/2024	—		—
	1/20/2022	15,625	(6)	—	6.65	7/15/2024	—		—

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

(2)
Each option award vests over four years with 25% vesting on the first anniversary of the vesting commencement date and the remainder vesting in equal monthly installments thereafter, with the exception of the January 20, 2022 grants which vest in equal monthly installments for four years, and the June 20, 2022 grants which vests over two years with 50% vesting on the first anniversary of the vesting commencement date and the remainder vesting in equal monthly installments thereafter.
(3)
The market value was computed using $0.43 per share, which is the closing price per share of our Common Stock on December 30, 2022, the last trading day of 2022.
(4)
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
(5)
In connection with Dr. Patel's termination, his outstanding vested stock options were amended to provide that they will remain exercisable until April 1, 2023.
(6)
In connection with Ms. McNulty's termination, her outstanding vested stock options were amended to provide that they will remain exercisable until July 15, 2024.

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

Director Compensation

The following table summarizes compensation received by our non-employee directors during the year ended December 31, 2022. Dr. Worland, our President and Chief Executive Officer, is also a member of our Board, but does not receive any additional compensation for his service as a director in addition to the compensation he received as an employee. Dr. Worland’s compensation is described further above.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Brian Gallagher	81,500	23,361	—	—	104,861
John Smither	58,482	23,361	—	—	81,843
Jonathon Root (3)	6,679	—	—	—	6,679
Barbara Klencke	45,000	23,361	—	—	68,361
Chris Ehrlich	57,500	23,361	—	—	80,861
Elizabeth Bhatt	51,214	23,361	—	—	74,575
Kristen Harrington-Smith (4)	39,175	144,644	—	—	183,819

(1)
Reflects cash retainer fees earned by our non-employee directors in 2022.
(2)
In accordance with SEC rules, this column represents the aggregate grant-date fair value of option awards granted during 2022 computed in accordance with ASC Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 9 to our consolidated financial statements. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options. The table below shows the aggregate number of outstanding options held as of December 31, 2022 by each individual who served as a non-employee director during 2022.

Name	Number of Securities Underlying Options Outstanding at December 31, 2022
Brian Gallagher	60,000
John Smither (a)	84,142
Jonathon Root	—
Barbara Klencke	60,000
Chris Ehrlich	60,000
Elizabeth Bhatt	60,000
Kristen Harrington-Smith	53,333

(a)
As the only non-employee director who held options upon the consummation of the Business Combination, as of December 31, 2022, Mr. Smither is eligible to receive 3,668 Earn-Out Shares, subject to his continued service through the occurrence of the Triggering Event during the Earn-Out Period.
(3)
Mr. Root resigned as a member of our Board on February 15, 2022.
(4)
Ms. Harrington-Smith was appointed as a member of our Board on February 15, 2022.

Director Compensation Program

Our Board has approved a non-employee director compensation program (the “Director Compensation Program”). The Director Compensation Program provides for annual retainer fees and long-term equity awards for our non-employee directors.

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

On January 20, 2023, each non-employee member of the Board received an additional award of stock options to purchase 25,000 shares. These awards vest in equal monthly installments over the twelve months following the date of grant, subject to the non-employee director’s continued service through the applicable vesting date.

Non-employee directors elected for the first time within the six month period preceding an annual meeting or at an annual meeting will receive only an Initial Award and will not receive an Annual Award with respect to such annual meeting, unless otherwise determined by the Board in its discretion. In addition, each Initial Award and Annual Award, and the awards granted to our non-employee directors in January 2023, shall vest in full immediately prior to the occurrence of a Change in Control, as defined in the 2021 Plan, to the extent outstanding at such time.

Compensation under our Director Compensation Program will be subject to the annual limits on non-employee director compensation set forth in the 2021 Plan, as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Securities

The following table sets forth the beneficial ownership of Common Stock as of February 28, 2023 by:

•
each person who is known to be the beneficial owner of more than 5% of shares of Common Stock;
•
each of our current named executive officers and directors; and
•
all current executive officers and directors as a group.

The beneficial ownership of Common Stock is based on 42,401,219 shares of Common Stock outstanding as of February 28, 2023.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable within 60 days of February 28, 2023.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares	% of Ownership
5% Holders
Entities affiliated with SR One Capital (2)	6,822,114	16.1%
Abingworth Bioventures VI, L.P. (3)	4,829,891	11.4%
The Column Group II, L.P. (4)	4,309,329	10.2%
Entities affiliated with Altitude Life Sciences Ventures (5)	2,826,350	6.7%
New Emerging Medical Opportunities Fund III, L.P. (6)	2,382,644	5.6%
Entities affiliated with Pfizer Inc. (7)	2,243,850	5.3%
Directors and Executive Officers
Stephen T. Worland, Ph.D. (8)	2,313,244	5.3%
Michael Byrnes (9)	335,905	*
Premal Patel, M.D., Ph.D. (10)	255,160	*
Alana McNulty (11)	581,797	1.4%
Douglas Warner, M.D. (12)	15,625	*
Mayank Gandhi, M.D. (13)	9,375	*
Elizabeth Bhatt (14)	31,269	*
Chris Ehrlich (15)	200,637	*
Brian Gallagher (16)	52,222	*
Kristen Harrington-Smith (17)	15,556	*
Barbara Klencke (18)	17,778	*
John Smither (19)	70,506	*
All directors and executive officers as a group (12 individuals) (20)	3,899,074	8.6%

* Less than one percent

(1)
Unless otherwise noted, the business address of each of those listed in the table above is 142 North Cedros Avenue, Suite B, Solana Beach, California 92075.
(2)
Based on information contained in Schedule 13G filed with the SEC on February 14, 2022 by SR One Capital Fund I Aggregator, LP (“SR One Capital Fund”), SR One Capital Partners I, LP (“SR One Capital Partners”), SR One Capital Management, LLC (“SR One Capital Management”), SR One Co-Invest I, LLC (“SR One Co-Invest”), SR One Co-Invest Manager I, LLC (“SR One Co-Invest Management”) and Simeon George. Represents (i) 4,822,114 shares held by SR One Capital Fund and

(ii) 2,000,000 shares held by SR One Co-Invest. SR One Capital Partners is the general partner of SR One Capital Fund. SR One Co-Invest Manager is the managing member of SR One Co-Invest. SR One Capital Management is the general partner of SR One Capital Partners and the managing member of SR One Co-Invest Manager. Simeon George, M.D. is the managing member of SR One Capital Management. By virtue of such relationships, Dr. George, SR One Capital Partners, SR One Capital Management and SR One Co-Invest Manager may be deemed to have voting and investment power with respect to the shares held by SR One Capital Fund and/or SR One Co-Invest, as applicable, and as a result may be deemed to have beneficial ownership of such shares. Each of Dr. George, SR One Capital Partners, SR One Capital and SR One Co-Invest Manager disclaims beneficial ownership of the shares held by SR One Capital Fund and SR One Co-Invest, except to the extent of its or his pecuniary interest therein if any. The address for SR One Capital Fund I Aggregator, LP and SR One Co-Invest I, LLC is 985 Old Eagle School Road, Suite 511, Wayne, PA 19087.
(3)
Based on the information contained in the Schedule 13D/A filed with the SEC on August 11, 2022 by The Carlyle Group Inc. Includes (i) 4,822,114 shares of common stock held of record by Abingworth Bioventures VI LP and (ii) 7,777 shares of Common Stock underlying stock options exercisable within 60 days of August 1, 2022. The Carlyle Group Inc., which is a publicly traded entity listed on Nasdaq, is the sole shareholder of Carlyle Holdings I GP Inc., which is the sole member of Carlyle Holdings I GP Sub L.L.C., which is the general partner of Carlyle Holdings I L.P., which, with respect to the securities reported herein, is the managing member of CG Subsidiary Holdings L.L.C., which is the managing member of TC Group, L.L.C., which is the managing member of Carlyle Investment Management, L.L.C., which is the sole member of Carlyle Genesis UK LLC, which is the principal member of Abingworth LLP. Abingworth Bioventures VI LP has delegated to Abingworth LLP all investment and dispositive power over the securities held of record by Abingworth Bioventures VI LP. Accordingly, each of the foregoing entities may be deemed to share beneficial ownership of the securities held of record by Abingworth Bioventures VI LP, but each disclaims beneficial ownership of such securities. The address of each of Abingworth LLP and Abingworth Bioventures VI LP is 38 Jermyn Street, London, SW1Y 6DN, England, United Kingdom. The address of each of the other Reporting Persons is c/o The Carlyle Group, 1001 Pennsylvania Ave. NW, Suite 220 South, Washington, DC 20004-2505.
(4)
Based on information contained in Schedule 13D filed with the SEC on September 7, 2021 by The Column Group II, LP and The Column Group II GP, LP. Peter Svennilson and David Goeddel, Ph.D. are the managing partners of The Column Group II GP, LP, which is the general partner of The Column Group II, LP and may be deemed to have shared voting, investment and dispositive power with respect to these shares. Each individual managing partner disclaims beneficial ownership of these shares, except to the extent of their pecuniary interest in such shares. The principal address of The Column Group II, L.P. is 1 Letterman Drive, Bldg D, Suite DM-900, San Francisco, California 94158.
(5)
Based on the Company’s records as of February 15, 2023. Represents 1,413,175 shares by Altitude Life Sciences Ventures Fund II, L.P. and 1,413,175 shares held by Altitude Life Sciences Ventures Side Fund II, L.P. David Maki is the managing member of Altitude Life Science Ventures II, LLC, which is the general partner of each of Altitude Life Science Ventures Fund II, L.P. and Altitude Life Science Ventures Side Fund II, L.P., and holds voting, investment and dispositive power with respect to these shares. The address for the Altitude Life Science Ventures is 1014 Market Street, Suite 200, Kirkland, WA 98074.
(6)
Based on the information contained in the Schedule 13G/A filed with the SEC on February 13, 2023 by New Emerging Medical Opportunities Fund III, L.P. and Sectoral GP III, L.P. Sectoral Asset Management Inc., in its capacity as investment adviser to New Emerging Medical Opportunities Fund III, L.P. (NEMO), has the sole right to dispose of or vote the NEMO shares and is the owner of the general partner (Sectoral GP III L.P.) of NEMO. Michael Sjöström and Jérôme Pfund are ultimate beneficial owners and senior executives of Sectoral Management Inc. Each of Sectoral Asset Management Inc., Mr. Sjöströmand Mr. Pfund disclaims beneficial ownership of the NEMO shares except to the extent of its or his pecuniary interest therein. The mailing address for NEMO is c/o Sectoral Asset Management Inc. at 1010 Sherbrooke St. West, #1610, Montreal, QC Canada H3A 2R7.
(7)
Based on the information contained in Schedule 13G filed with the SEC on February 14, 2022 by Pfizer Inc., Pfizer Investment Ventures LLC, and Pfizer Ventures (US) LLC. Represents 1,878,808 shares held by Pfizer Ventures Investments LLC (Pfizer Ventures) and 365,042 shares held by Pfizer Ventures (US) LLC (Pfizer US). Pfizer Ventures and Pfizer US are each a wholly-owned subsidiary of Pfizer Inc., a publicly traded company (Pfizer). By virtue of the relationship between Pfizer, Pfizer Ventures and Pfizer US, Pfizer may be deemed to have beneficial ownership of shares held by Pfizer Ventures and Pfizer US. Pfizer’s address is 235 East 42nd Street, New York, New York 10017.
(8)
Represents 783,364 shares held by a family trust of Dr. Worland of which he is a trustee and 1,529,880 shares underlying options to purchase shares of Common Stock.
(9)
Includes 302,021 shares underlying options to purchase shares of Common Stock.
(10)
Represents 255,160 shares underlying options to purchase shares of Common Stock.
(11)
Includes 533,029 shares underlying options to purchase shares of Common Stock.
(12)
Represents 15,625 shares underlying options to purchase shares of Common Stock.
(13)
Represents 9,375 shares underlying options to purchase shares of Common Stock.
(14)
Represents 9,047 shares of Common Stock held directly by LWAC Sponsor and allocated to Ms. Bhatt by LWAC D&O LLC, a member of LWAC Sponsor, and 22,222 shares underlying options to purchase shares of Common Stock held by Ms. Bhatt.
(15)
Represents 142,168 shares of Common Stock held directly by LWAC Sponsor and allocated to Mr. Ehrlich by Locust Walk Partners LLC (LWP), a member of LWAC Sponsor, 1,034 shares of Common Stock held directly by LWAC Sponsor and allocated to Mr. Ehrlich’s spouse by LWP, 35,213 shares of Common Stock held directly by Mr. Ehrlich, and 22,222 shares underlying options to purchase shares of Common Stock held by Mr. Ehrlich.
(16)
Includes 22,222 shares underlying options to purchase shares of Common Stock.
(17)
Represents 15,556 shares underlying options to purchase shares of Common Stock.
(18)
Represents 17,778 shares underlying options to purchase shares of Common Stock.
(19)
Includes 46,364 shares underlying options to purchase shares of Common Stock.
(20)
Represents 1,107,620 shares of Common stock and 2,791,454 options to purchase shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2022)

The following table provides information as of December 31, 2022 regarding compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders (1)	8,848,284	(2)	$2.73	(3)	4,886,293	(4)
Equity compensation plans not approved by stockholders	—		—		—
Total	8,848,284		$2.73		4,886,293

(1)
Consists of the 2021 Plan, 2013 Plan and eFFECTOR Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”).

(2)
Represents 3,629,846 shares and 5,109,034 shares subject to outstanding stock options under the 2013 Plan and 2021 Plan, respectively. With respect to the ESPP, represents 1,200,842 shares available for issuance under such plan as of December 31, 2022 (all of which were eligible for issuance pursuant to the offering period in effect on such date).
(3)
Represents the weighted-average exercise price of outstanding options.
(4)
Includes 3,685,451 shares available for issuance under the 2021 Plan and 1,200,842 shares reserved for issuance under the ESPP as of December 31, 2022. We are no longer permitted to grant awards under the 2013 Plan. The maximum number of shares subject to purchase under our ESPP offering outstanding on December 31, 2022 is 1,200,842 shares.

The number of shares of our common stock available for issuance under the 2021 Plan will be annually increased on January 1 of each calendar year ending in 2031 by an amount equal to the lesser of (i) a number equal to 5% of the outstanding shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by our Board. Effective as of January 1, 2023, the number of shares available for issuance under the 2021 Plan was increased by 2,099,519 shares, which is not reflected in the table above.

In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on January 1 of each calendar year ending in 2031 by an amount equal to the lesser of (a) a number equal to 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as is determined by our Board. Effective as of January 1, 2023, the number of shares available for issuance under the ESPP was increased by 416,903 shares, which is not reflected in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions entered since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed $120,000 (or, if less, 1% of the average of our total assets amounts as of December 31, 2022), and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Registration Rights Agreements

Certain directors and officers and entities that hold more than 5% of our Common Stock following the consummation of the Business Combination entered into the Amended and Restated Registration Rights Agreement, pursuant to which they are entitled to registration rights to require us to register the resale of any of our securities held by them. In addition, in connection with the Purchase Agreement with Lincoln Park, Lincoln Park entered into a registration rights agreement, pursuant to which they are entitled to registration rights to require us to register the resale of any of our securities held by them. For additional information regarding the registration rights agreements, see the “Description of Registered Securities” exhibit filed herewith.

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

Related Person Transaction Policy

Our Board has adopted a written related person transaction policy, setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy will cover, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.

Director Independence

See Item 10 of Part III of this Annual Report for information about our director independence which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firms Fees

Ernst & Young LLP ("E&Y") has served as eFFECTOR's independent registered public accounting firm since 2013.

The following table sets forth the aggregate fees and expenses billed to us by E&Y for fiscal years 2022 and 2021:

	2022	2021
Audit Fees (1)	763,800	1,064,550
Tax Fees (2)	33,990	80,941
All Other Fees	—	—
Total	797,790	1,145,491

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of eFFECTOR Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eFFECTOR Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has net losses in 2022 and negative cash flows from operating activities since its inception, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

San Diego, California

March 8, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

eFFECTOR THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except share and par value data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$8,708	$49,702
Short-term investments	17,602	—
Prepaid expenses and other current assets	1,704	3,194
Total current assets	28,014	52,896
Property and equipment, net	241	91
Operating lease right-of-use assets	111	166
Other assets	711	903
Total assets	$29,077	$54,056
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,486	$516
Accrued expenses	3,368	3,418
Current term loans, net	19,061	—
Accrued final payment on term loans, current	1,100	—
Lease liabilities, current portion	60	44
Total current liabilities	25,075	3,978
Earn-out liability	6	12,130
Non-current term loans, net	—	18,760
Accrued final payment on term loans, non-current	—	1,100
Non-current warrant liability	40	678
Non-current lease liabilities	60	126
Total liabilities	25,181	36,772
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 and zero shares authorized at December 31, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2022 and December 31, 2021; 41,990,383 shares issued and 41,690,383 shares issued and outstanding as of December 31, 2022; 40,689,975 shares issued and 40,389,975 shares issued and outstanding as of December 31, 2021	4	4
Additional paid-in capital	147,476	138,181
Accumulated other comprehensive loss	(18)	—
Accumulated deficit	(143,566)	(120,901)
Total stockholders' equity	3,896	17,284
Total liabilities and stockholders' equity	$29,077	$54,056

The accompanying notes are an integral part of these consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Grant revenue	$3,553	$1,430
Operating expenses:
Research and development	23,313	19,956
General and administrative	12,643	13,371
Total operating expenses	35,956	33,327
Operating loss	(32,403)	(31,897)
Other income (expense)
Interest income	439	6
Interest expense	(2,251)	(1,764)
Other income (expense), net	(574)	1,035
Change in fair value of earn-out liability	12,124	48,910
Loss on debt extinguishment	—	(492)
Total other income	9,738	47,695
Net income (loss)	$(22,665)	$15,798
Comprehensive income (loss):
Net income (loss)	(22,665)	15,798
Other comprehensive loss	(18)	—
Comprehensive income (loss):	$(22,683)	$15,798
Net income (loss) per share attributable to common shareholders:
Basic	$(0.55)	$1.05
Diluted	$(0.55)	$0.44
Weighted-average common shares outstanding:
Basic	41,179,741	15,105,851
Diluted	41,179,741	36,004,063

The accompanying notes are an integral part of these consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

										Accumulated
	Series A		Series B		Series C				Additional	Other		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	11,563,819	$46,567	10,154,819	$51,084	6,734,590	$35,573	1,445,065	$—	$4,454	$—	$(136,699)	$(132,245)
Recapitalization transaction, net of transaction costs	—	—	—	—	—	—	10,347,611	1	51,973	—	—	51,974
Conversion of preferred stock into common stock upon completion of the Business Combination	(11,563,819)	(46,567)	(10,154,819)	(51,084)	(6,734,590)	(35,573)	28,453,228	3	133,221	—	—	133,224
Contingently issuable Earn-Out Shares	—	—	—	—	—	—	—	—	(61,040)	—	—	(61,040)
Stock option exercises, net	—	—	—	—	—	—	93,542	—	56	—	—	56
Cashless exercise of warrants	—	—	—	—	—	—	50,529	—	857	—	—	857
Stock-based compensation expense	—	—	—	—	—	—	—	—	8,660	—	—	8,660
Net income	—	—	—	—	—	—	—	—	—	—	15,798	15,798
Balance at December 31, 2021	—	$—	—	$—	—	$—	40,389,975	$4	$138,181	$—	$(120,901)	$17,284
Stock option exercises	—	—	—	—	—	—	4,828	—	3	—	—	3
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	1,295,580	—	3,958	—	—	3,958
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,334	—	—	5,334
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	—	—	—	—	(22,665)	(22,665)
Balance at December 31, 2022	—	$—	—	$—	—	$—	41,690,383	$4	$147,476	$(18)	$(143,566)	$3,896

The accompanying notes are an integral part of these consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities:
Net income (loss)	$(22,665)	$15,798
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization expense	53	24
Accretion of discount and amortization of premium on investments, net	(37)	—
Stock-based compensation	5,334	8,660
Loss on disposal of assets	1	—
Loss on debt extinguishment	—	492
Gain on change in fair value of warrant liability	(638)	(1,031)
Gain on change in fair value of earn-out liability	(12,124)	(48,910)
Other expense related to the equity purchase agreement	1,161	—
Non-cash interest expense	339	317
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,575	(1,270)
Other non-current assets	192	(903)
Accounts payable	958	155
Accrued expenses	(52)	1,791
Operating lease right-of-use assets and liabilities, net	4	(11)
Net cash used in operating activities	(25,899)	(24,888)
Investing activities:
Proceeds from sale of fixed assets	—	607
Purchases of fixed assets	(192)	(42)
Maturities of short-term investments	34,750	—
Purchases of short-term investments	(52,418)	—
Net cash provided by (used in) investing activities	(17,860)	565
Financing activities:
Payment of debt issuance costs	(37)	—
Proceeds from exercise of common stock options and warrants, net	3	56
Proceeds from issuance of common stock including ESPP, net of issuance costs	2,799	—
Issuance of term loans, net of issuance costs	—	19,835
Repayment of term loans	—	(13,940)
Proceeds from Business Combination, net of offering costs paid (see Note 3)	—	52,858
Net cash provided by financing activities	2,765	58,809
Net increase (decrease) in cash and cash equivalents	(40,994)	34,486
Cash and cash equivalents at beginning of period	49,702	15,216
Cash and cash equivalents at end of period	$8,708	$49,702
Supplemental disclosure of cash flow information:
Interest paid	$1,823	$1,340
Operating lease liabilities arising from obtaining right-of-use assets	—	179
Supplemental disclosure of non-cash investing and financing activities:
Issuance of commitment shares	862	—
Accrued issuance costs	2	—
Conversion of preferred stock into common stock	—	133,224
Cashless warrant exercise	—	857
Purchases of fixed assets included in accounts payable and accrued expenses	12	38

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

The Company is a clinical-stage biopharmaceutical company focused on pioneering the discovery and development of a new class of oncology drugs the Company refers to as selective translation regulator inhibitors ("STRIs"). The Company’s principal operations are in the United States, with its headquarters in Solana Beach, California. The Company has devoted substantially all of its resources to raising capital, identifying potential product candidates, establishing its intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. The Company has not generated revenues from its principal operations, other than from licensing and grant revenue, through December 31, 2022.

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

The Company has experienced net losses and negative cash flows from operating activities since its inception, aside from the years ended December 31, 2021 and December 31, 2020 when net income was realized as a result of a gain in fair value recognized associated with the earn-out liability and non-recurring revenue in connection with the Research Collaboration and License Agreement with Pfizer, respectively. The Company has an accumulated deficit of $143.6 million at December 31, 2022. For the year ended December 31, 2022, the Company used $25.9 million in cash for operations. At December 31, 2022, the Company had cash and cash equivalents and short-term investments of $26.3 million. The Company anticipates that its expenses will increase significantly in connection with its ongoing activities to support its research and development efforts, and it expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date that these financial statements for the year ended December 31, 2022 are issued. The principal payments due under the Oxford Loans (as defined below), and the related accrued final payment, have been classified as current liabilities as of December 31, 2022, due to the considerations discussed above and the assessment that the material adverse change clause under the Oxford Loans is not within the Company’s control. The Company has not been notified of an event of default by the lender as of the date of issuance of these financial statements.

The Company’s ability to continue as a going concern is dependent upon its ability to receive additional capital. Management intends to raise additional capital through equity offerings or other capital sources, including potential additional collaborations, licenses and other similar arrangements. Additionally, the Company may receive additional milestone payments from the Research Collaboration and License Agreement with Pfizer (described in Note 12), through the issuance of common stock under the equity purchase agreement with Lincoln Park Capital Fund, LLC (described in Note 9) or through the issuance of common stock under the at-the-market offering program (described in Note 9) with Cantor Fitzgerald & Co. However, the Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all, and may not receive any milestone payments. Without additional capital, the Company may be forced to delay, scale back or eliminate some of its research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations, or may be required to pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of its stockholders.

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

Cash, Cash Equivalents and Short-term Investments

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of money market funds with an original maturity of less than three months at the date of purchase.

Short-term Investments

Short-term investments consist of U.S. Treasury securities, classified as available-for-sale securities and have maturities of greater than three months but less than one year. The Company has classified all of its available-for-sale securities as current assets on the balance sheets because these are considered highly liquid securities and are available for use in current operations. The Company carries these securities at fair value, and reports unrealized gains and losses as a separate component of accumulated other comprehensive loss. Amortization and accretion of any purchase premiums or discounts is included in interest income in the consolidated statements of operations and comprehensive income (loss).

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash and cash equivalents and short-term investments. The Company maintains deposits in a federally insured major financial institution in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. Should an impairment exist, the impairment loss would be measured based on the excess over the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses from inception through December 31, 2022.

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

Grant Revenue

The Company’s grant revenues were derived from a grant with the Defense Advanced Research Projects Agency (“DARPA”) through the University of California, San Francisco (“UCSF”). The Company recognizes DARPA grant revenue as reimbursable grant costs are incurred up to pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expense in the accompanying consolidated statements of operations and comprehensive income (loss). Billings in excess of receipts are included as a receivable recorded within prepaid expenses and other current assets on the consolidated balance sheets.

Research and Development Costs

Research and development expenses primarily consist of costs associated with the preclinical and clinical development of the Company’s product candidates. Research and development costs are expensed as incurred.

Clinical Trial Accruals and Preclinical Studies

The Company records expenses resulting from our obligations under contracts with vendors and consultants, CROs and clinical sites in connection with conducting clinical trials and preclinical studies. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects clinical trial and preclinical study expenses in the financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial or preclinical study as measured by the timing of various aspects of the clinical trial, preclinical study, or related activities. The Company determines accrual estimates based on the underlying contracts, correspondence with clinical and other key personnel and third-party service providers as to the progress of the clinical trials, preclinical studies, or other services being conducted, and amounts invoiced or paid to date. During the course of a clinical trial or preclinical study, the Company adjusts the rate of expense recognition if actual results differ from estimates.

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

As of December 31, 2022 and 2021, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.

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

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains or losses on available-for-sale investments. The Company presents comprehensive loss and its components as part of the consolidated statements of operations and comprehensive income (loss).

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

The Black-Scholes option-pricing model requires the use of subjective assumptions, including the risk- free interest rate, the expected stock price volatility, the expected term of stock options, and the expected dividend yield. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The fair value of the underlying common stock used within the Black-Scholes option-pricing model is based on the closing price of common stock on the date of grant.

Public and Private Placement Warrants

Upon completion of the Business Combination, the Company assumed public and private placement warrants that were issued by LWAC in connection with their initial public offering in January 2021 whereby holders of the public and private placement warrants are entitled to acquire common stock of the Company. The Company has concluded that the public warrants are equity-classified. Since the settlement value of the private placement warrants is dependent, in part, on who holds the warrants at the time of settlement, they are not considered indexed to the Company's stock and are therefore recorded as liabilities. Warrants classified as liabilities are recorded at their estimated fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in other income (expense), net in the accompanying consolidated statements of operations and comprehensive income (loss). The Company estimates the fair value of these warrants using the Black-Scholes option pricing model.

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

The Company has determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR shareholders is not indexed to the Company's stock under ASC 815-40 and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to our common stock , and as such liability classification is required. Equity-linked instruments classified as liabilities are recorded at their estimated fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in other income (expense), net in the accompanying consolidated statements of operations and comprehensive income (loss).

The Company has determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event. The fair value of the option holder Earn-Out Shares is recorded as share-based compensation over the derived service period of the Monte Carlo simulation valuation model, recognized in research and development and general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which addresses the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusion. In addition, this ASU improves and amends the related earnings per share guidance. The amendments in this ASU are effective for the Company on January 1, 2024, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company adopted this standard as of January 1, 2022 under the modified retrospective transition method, and it did not have a material impact on the consolidated financial statements or the related disclosures.

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

Due to the Company recording net loss for the year ended December 31, 2022, and none of the outstanding securities being dilutive for this period, basic and diluted loss per share are the same for the year ended December 31, 2022.

The Company has used the treasury stock method to calculate diluted net income per share for the year ended December 31, 2021, as there were no participating securities as of December 31, 2021 (and there were no participating securities in the period of net income during 2021). Diluted net income per share for the year ended December 31, 2021 also reflects the assumed exercise of options outstanding during the period using the treasury stock method, to the extent dilutive. Warrants were included in the calculation of diluted net income per share for the year ended December 31, 2021 to the extent the warrants were dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	For the Year Ended December 31,
	2022	2021
Basic Net Income (Loss) per share
Net income (loss)	$(22,665)	$15,798
Weighted average common shares outstanding - basic	41,179,741	15,105,851
Net income (loss) per share - basic	$(0.55)	$1.05
Diluted Net Income (Loss) per share
Net income (loss) attributable to common shareholders	$(22,665)	$15,798
Weighted average common shares outstanding - basic	41,179,741	15,105,851
Weighted average effect of dilutive securities:
Convertible preferred stock	—	18,556,453
Stock options	—	2,341,759
Weighted average common shares outstanding - diluted	41,179,741	36,004,063
Net income (loss) per share - diluted	$(0.55)	$0.44

Potentially dilutive securities as of December 31, 2022 and 2021 are as follows (in common stock equivalent shares):

	For the Year Ended December 31,
	2022	2021

Public warrants	5,833,323	5,833,333
Private placement warrants	181,667	181,667
Earn-Out Shares	5,000,000	5,000,000
Unvested sponsor shares	300,000	300,000
Stock options outstanding	8,738,880	403,278
Total	20,053,870	11,718,278

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

In connection with the closing of the Business Combination, the LWAC sponsor received 4,056,250 shares of eFFECTOR common stock, of which 300,000 shares were subject to vesting if, on or prior to August 25, 2024, the price of shares of common stock equals or exceeds $15.00 per share for a period of at least 20 trading days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination (the "Sponsor Shares"). The 300,000 sponsor shares subject to vesting meet the criteria for equity classification, but are not considered outstanding from an accounting perspective. These shares are considered issued but not outstanding as of December 31, 2022 and December 31, 2021, and have been excluded from outstanding shares in the calculation of income (loss) per share for the years ended December 31, 2022 and 2021.

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

The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy as of December 31, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$8,708	$8,708	$—	$—
Short-term investments:
U.S. Treasury securities	17,602	—	$17,602	—
Total assets	$26,310	$8,708	$17,602	$—
Liabilities
Private placement warrant liability	$40	$—	$—	$40
Earn-out liability	6	—	—	6
Total liabilities	$46	$—	$—	$46

		Fair Value Measurements Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2021	Level 1	Level 2	Level 3
Assets
Money market funds	$49,702	$49,702	$—	$—
Total assets	$49,702	$49,702	$—	$—
Liabilities
Private placement warrant liability	$678	$—	$—	$678
Earn-out liability	12,130	—	—	12,130
Total liabilities	$12,808	$—	$—	$12,808

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $8.7 million and $49.7 million as of December 31, 2022 and December 31, 2021, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $17.6 million as of December 31, 2022 were classified as Level 2 instruments, all of which are included in short-term investments. There were no marketable securities as of December 31, 2021. Accrued interest receivable related to short-term investments was $27,000 as of December 31, 2022, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The following tables summarize the Company’s short-term investments accounted for as available-for-sale securities as of December 31, 2022 (in thousands):

			December 31, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	1 year or less	$17,620	$1	$(19)	$17,602
		$17,620	$1	$(19)	$17,602

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

Private Placement Warrant Liability

In connection with the Business Combination, the Company assumed the public and private placement warrants described in Note 2. The private placement warrants are precluded from equity treatment and are recorded as liabilities as they are not considered indexed to the Company's common stock. The private placement warrant liability is measured at fair value, using a combination of observable and unobservable inputs. The change in fair value of the private placement warrant liability is recorded in other income (expense) on the statement of operations and comprehensive income (loss). The following key assumptions were used in determining the fair value of the private placement warrant liability valued using the Black-Scholes option pricing model as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Common stock price	$0.43	$8.28
Expected volatility	125.0%	65.0%
Risk-free interest rate	4.2%	1.3%
Expected term (in years)	3.7	4.7
Expected dividend yield	—	—

The following table presents activity for the private placement warrant liability measured at fair value using significant unobservable Level 3 inputs during the year ended December 31, 2022 (in thousands):

Private Placement Warrant Liability
Private Placement Warrants liability - August 25, 2021 (closing date)	$1,862
Change in fair value - Closing Date through December 31, 2021	(1,184)
Balance at December 31, 2021	678
Change in fair value	(638)
Balance at December 31, 2022	$40

Earn-Out Liability

Former holders of shares of Old eFFECTOR common stock were allocated Earn-Out Shares in connection with the completion of the Business Combination with LWAC which are accounted for as liabilities. Please refer to Note 10 for additional details surrounding the valuation methodology for these Earn-Out Shares.
5. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31, 2022	December 31, 2021

Lab equipment	$30	$30
Computer and office equipment	149	127
Furniture and fixtures	61	64
Leasehold improvements	188	—
Construction in process	29	74
	457	295
Less accumulated depreciation and amortization	(216)	(204)
	$241	$91

The Company recorded depreciation and amortization expense of $53,000 and $24,000 for the years ended December 31, 2022 and 2021, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Employee compensation	$1,385	$1,343
Research and development	1,206	1,115
Professional and outside services	112	452
Interest	197	133
Income taxes payable	463	351
Other	5	24
	$3,368	$3,418

7.
Term Loans

Oxford Term Loans

In March 2021, Old eFFECTOR entered into a Loan and Security Agreement (“Oxford LSA”) with Oxford Finance LLC (“Oxford”), pursuant to which the Company may borrow up to $30.0 million, issuable in two separate tranches of $20.0 million (“Term A Loans”) and $10.0 million (“Term B Loans”), collectively referred to as the Oxford Loans. The Term A Loans became available to the Company at the effective date of the Oxford LSA on March 19, 2021 and $12.5 million of the proceeds were used to pay off the outstanding SVB Term Loans. The remaining net proceeds from Term A Loans of $7.4 million, after taking into effect specified issuance and legal fees designated within the distribution letter, were distributed to the Company in March 2021. The Company is required to make a final payment equal to 5.5% of each funded tranche at maturity, which has been recorded as a debt discount for the Term A Loans and is being amortized over the term of the debt arrangements. In connection with the Oxford LSA, the Company issued warrants to purchase a total of 37,575 shares of Series C Preferred Stock at an exercise price of $5.33 per share. The warrants were automatically exercised on a cashless basis on August 25, 2021, in connection with the completion of the Business Combination, for 17,575 shares of common stock.

On February 22, 2022, the Company entered into an amendment to the Oxford LSA whereby the interest only period for the Term A Loans will end on March 1, 2024, instead of May 1, 2023. In connection with the amendment, the maturity of the Term A Loans was extended from March 18, 2026 to February 1, 2027. Additionally, Term B Loans would have become available to the Company after January 1, 2023 upon achievement of certain clinical development milestones, until the earlier of (i) June 30, 2023, (ii) 45 days after the achievement of certain clinical development milestones (the "Phase II Milestones"), and (iii) the occurrence of an event of default. As a result of the discontinuation of one of the cohorts in the KICKSTART trial, which was previously announced in January 2023, the Company does not expect to achieve the clinical development milestones by June 30, 2023 and therefore does not expect to have access to the additional $10.0 million under the Term B Loans.

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

The Company recorded a debt discount of $1.6 million for the estimated fair value of warrants, debt issuance costs, and final payment to be made, which is being amortized to interest expense over the term of the loan using the effective-interest method. As of December 31, 2022, the Company had $20.0 million of outstanding principal under the Term A Loans of which $19.1 million is reflected on the balance sheet net of debt discounts. Interest expense, including amortization of debt discount related to the Oxford Term A Loans, totaled $2.2 million for the year ended December 31, 2022. The Company is in compliance with all covenants under the Oxford LSA as of December 31, 2022. The Term A Loans include customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term A Loans. The principal payments due under the Oxford Loans, and the related accrued final payment, have been classified as current liabilities as of December 31, 2022, due to the considerations discussed in Liquidity section of Note 1. The Company has not been notified of an event of default by the lender as of the date of issuance of these financial statements.

Based on the outstanding principal amounts for the Company’s Term A Loans, the following table sets forth by year the Company’s required future principal payments as of December 31, 2022 (in thousands):

As of December 31, 2022
2024	$5,555
2025	6,667
2026	6,667
2027	1,111
Required future principal payments	$20,000
Unamortized debt discount	(939)
Current term loans, net as of December 31, 2022	$19,061

SVB Term Loans

On August 31, 2018, Old eFFECTOR entered into a Loan and Security Agreement (“LSA”) with Silicon Valley Bank (“SVB”), pursuant to which the Company borrowed $15 million.

In March 2021, Old eFFECTOR repaid the SVB loan using the proceeds from Oxford Term A Loans (defined above). The outstanding principal balance of the SVB loan was $11.5 million at the date of repayment. The Company paid the entire outstanding principal balance, along with a final payment in the amount of $0.8 million (equal to 5.5% of the original aggregate principal amount), a prepayment fee of $0.1 million (equal to 1% of the original aggregate principal amount), and $37,000 of accrued interest. The Company recorded a loss on debt extinguishment in the amount of $0.5 million in connection with the transaction, which has been recorded in Loss on debt extinguishment on the consolidated statement of operations and other comprehensive income (loss) for the period. The loss on debt extinguishment includes the unamortized debt discount and final payment associated with the SVB loan at the time of extinguishment along with the $0.1 million prepayment fee.

8.
Warrants

Preferred Stock Warrants

The Company accounted for its warrants to purchase shares of convertible preferred stock as a liability. The Company adjusted the liability for changes in fair value of these warrants up until the closing date of the Business Combination. Upon consummation of the Business Combination on August 25, 2021, the outstanding warrants were cashless exercised and 50,529 total net shares were issued.

Assumed Public Warrants and Private Placement Warrants

Following the consummation of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable on January 12, 2022, which is 12 months from the closing of the LWAC's initial public offering. Each warrant entitles the registered holder to purchase one share of common stock at an exercise price of $11.50 per share. The public warrants and private placement warrants will expire on August 25, 2026, which is five years after the completion of the Business Combination.

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

Private placement warrants are liability-classified (See Note 4) and the public warrants are equity-classified. The following table summarizes the number of outstanding public warrants and private placement warrants and the corresponding exercise price as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021	Exercise Price	Expiration Date
Public warrants	5,833,323	5,833,333	$11.50	August 24, 2026
Private placement warrants	181,667	181,667	$11.50	August 24, 2026

During the year ended December 31, 2022, warrants to purchase ten shares of common stock were exercised for gross proceeds of less than $1 thousand. No warrants were exercised in the year ended December 31, 2021.

9.
Preferred Stock and Stockholders’ Equity

Equity Purchase Agreement

On January 24, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) which provides for the sale to Lincoln Park up to $50.0 million of shares (the “Purchase Shares”) of the Company's common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park made an initial purchase of $3.0 million of shares of common stock (the "Initial Purchase"), which equated to 557,610 shares of common stock, and the Company issued 142,939 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. For the year ended December 31, 2022, an additional 30,000 shares of common stock were sold at an average price per share of $1.74 for gross proceeds of $52 thousand.

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

At-the-Market Offering Program

In September 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co (the "Agent", or "Cantor"), under which the Company may, from time to time, sell shares of the Company’s common stock having an aggregate offering price of up to $15.0 million in “at the market” offerings (the "ATM Offering Program") through Cantor. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with Cantor. Cantor will receive a commission from the Company of 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the year ended December 31, 2022, the Company sold an aggregate of 478,964 shares of common stock at a weighted-average price of $0.60 per share for gross proceeds of approximately $0.3 million under the ATM Offering Program. Offering costs, including commissions, of approximately $0.2 million were recorded as an offset to gross proceeds within additional paid-in capital.

Preferred Stock

Upon closing of the Business Combination transaction, pursuant to the terms of the Amended and Restated Certificate of Incorporation, 100,000,000 shares of preferred stock with a par value of $0.0001 per share were authorized. eFFECTOR's board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock immediately after the closing of the Business Combination.

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

Employee Stock Purchase Plan

The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. An aggregate of 880,000 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by our board of directors; provided that the total number of shares of common stock that become available for issuance under the ESPP will never exceed 15,000,000. If our capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the ESPP will be appropriately adjusted. As of December 31, 2022, 1,200,842 shares were reserved for future issuance under the ESPP. During the year ended December 31, 2022, 86,057 shares of common stock were issued under the ESPP.

2013 Equity Incentive Plan

Prior to the Business Combination, Old eFFECTOR maintained its 2013 Equity Incentive Plan (the “2013 Plan”), under which Old eFFECTOR granted incentive stock options, restricted stock awards, and other stock-based awards to employees, directors, and non-employee consultants. Upon the closing, the Company ceased granting awards under the 2013 Plan and, as described below, all awards under the 2013 Plan were converted into awards under the 2021 Plan with the same terms and conditions. As of August 25, 2021, prior to the Business Combination transaction, 3,920,657 Old eFFECTOR options remained outstanding under the 2013 Plan. As of December 31, 2022, the number of shares reserved under the 2013 Plan was 3,629,846. There were zero shares available for grant under the 2013 Plan as of December 31, 2022. In connection with the completion of the Business Combination and the adoption of the 2021 Plan, no further awards will be granted under the 2013 Plan.

2021 Equity Incentive Plan

In connection with the consummation of the Business Combination on August 25, 2021, the Board of Directors approved the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”). As of December 31, 2022, 8,794,485 shares of common stock are authorized for issuance pursuant to awards under the 2021 Plan, inclusive of any shares of common stock subject to stock options, restricted stock awards or other awards that were assumed in the Business Combination. As of December 31, 2022, 5,598,409 options to purchase common shares have been awarded and 3,685,451 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

Options granted under the 2021 Plan are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant, or in the case of certain non-statutory options, ten years from the date of grant. The exercise price of each option shall be determined by the Board of Directors based on the Fair Market Value of the Company’s stock on the date of the option grant, defined as the closing sales price of the Company's common stock. In the case of incentive stock options, the exercise price shall not be less than 100% of the Fair Market Value of the Company’s common stock at the time the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the Fair Market Value of the Company’s stock at the date of grant and for a term not to exceed five years.

A summary of the Company’s stock option activity under the plans is as follows (in thousands, except share and per share amounts and years):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,193,321	$2.41	6.0	$26,115
Granted	5,253,923	3.17	9.4
Exercised	(4,828)	0.52	0.4
Cancelled or forfeited	(703,536)	4.14	8.6
Outstanding at December 31, 2022	8,738,880	$2.73	7.4	$—
Vested and exercisable at December 31, 2022	4,354,101	$2.40	5.4	$—

For the years ended December 31, 2022 and 2021, the total fair value of vested options was $4.2 million and $1.1 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was zero and $0.7 million, respectively.

The weighted-average grant date fair value of employee option grants during the years ended December 31, 2022 and 2021 was $2.21 per share and $4.75 per share, respectively. The weighted-average grant date fair value of non-employee option grants during the years ended December 31, 2022 and 2021 was $2.30 per share and $8.71 per share, respectively.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense specifically related to stock options of $5.0 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.7% - 4.1%	0.7% - 1.3%
Expected volatility	82% - 86%	81% - 90%
Expected term (in years)	5.2 - 6.1	5.5 - 6.1
Expected dividend yield	0%	0%

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

As of December 31, 2022, the unrecognized compensation cost related to outstanding employee options was $7.3 million and is expected to be recognized as expense over approximately 2.4 years. Unrecognized compensation cost related to outstanding nonemployee options was $1.5 million as of December 31, 2022, and is expected to be recognized as expense over approximately 1.0 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Stock options issued and outstanding	8,738,880	4,193,321
Public warrants issued and outstanding	5,833,323	5,833,333
Private placement warrants issued and outstanding	181,667	181,667
Earn-Out shares	5,000,000	5,000,000
Unvested sponsor shares	300,000	300,000
Authorized for future stock awards or option grants	3,685,451	6,201,340
Authorized for future issuances under the ESPP	1,200,842	880,000
Total	24,940,163	22,589,661

10. Earn-Out Shares

In accordance with the Merger Agreement, 5,000,000 Earn-Out Shares are contingently issuable to Old eFFECTOR stockholders and option holders upon the occurrence of the Triggering Event, defined within the Merger Agreement as the date on which the common stock price equals or exceeds $20.00 over at least 20 trading days out of 30 consecutive trading day period for the two-year period following the close date of the Business Combination. As of December 31, 2022, the stockholders and option holders would be eligible to receive approximately 4,561,353 and 438,647 Earn-Out Shares, respectively. As of December 31, 2021, the stockholders and option holders would be eligible to receive approximately 4,426,889 and 573,111 Earn-Out Shares, respectively.

The fair value per share of the Earn-Out Shares was $0.0014 and $2.74, respectively as of December 31, 2022 and December 31, 2021. The fair value was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earn-Out Period using the most reliable information available. Assumptions used in the valuation were as follows:

	December 31, 2022	December 31, 2021
Stock price	$0.43	$8.28
Expected volatility	115.0%	65.0%
Risk-free interest rate	4.8%	0.6%
Forecast period (in years)	0.6	1.6
Cost of equity	20.0%	20.0%

Old eFFECTOR Shareholders

The Company has determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR shareholders is not indexed to the Company's stock under ASC 815-40 and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to the common stock of the Company, and as such liability classification is required. As of the consummation date of the Business Combination, the estimated fair value of the shareholder Earn-Out Shares was approximately $61.0 million and the Company will revalue the liability each reporting period with the changes in fair value being recorded to the consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2022 and 2021, there was a decrease in the earn-out liability of $12.1 million and $48.9 million, respectively, which was recorded as a gain on change in fair value within the consolidated statements of operations and comprehensive income (loss). In accordance with the Merger Agreement, Earn-Out Shares attributable to Old eFFECTOR option holders who discontinue providing service before the occurrence of the Triggering Event are reallocated to the remaining eligible stockholders and option holders.

The following table presents activity for the earn-out liability measured at fair value using significant unobservable Level 3 inputs at December 31, 2021 and December 31, 2022 (in thousands):

Earn-out Liability
Earn-out liability - August 25, 2021 (Closing Date)	$61,024
Incremental shares due to option holder forfeitures	16
Change in fair value - Closing Date through December 31, 2021	(48,910)
Earn-out liability - December 31, 2021	12,130
Change in fair value	(12,124)
Balance at December 31, 2022	$6

Old eFFECTOR Option Holders

The contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event. The fair value of the option holder Earn-Out Shares at the consummation date of the Business Combination was approximately $7.9 million, which was recorded as share-based compensation over the derived service period of 0.36 years following the consummation of the Business Combination. For the years ended December 31, 2022 and 2021, there was approximately $0.3 million and $7.6 million recorded in share-based compensation related to the Earn-Out Shares, respectively, and the derived service period was completed as of March 31, 2022, with no additional share-based compensation expense to be recorded.

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

In July 2021, the Company entered into an amendment to the license agreement to confirm the impact of the Business Combination on the license agreement, including clarifying that in connection with the closing of the Business Combination, the Company would pay UCSF a one-time cash payment of approximately $1.0 million. The $1.0 million payment was made to UCSF in August 2021 in connection with the close of the Business Combination. The Company is also required to make cash milestone payments to UCSF upon the completion of certain clinical and regulatory milestones for the licensed products. The aggregate remaining potential milestone payments are approximately $375,000.

The Company paid an annual minimum royalty of $15,000 to UCSF for each of the years ended December 31, 2022 and 2021. All license related fees were recorded as research and development expense.

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

There was no revenue recorded in connection with this agreement for the years ended December 31, 2022 and 2021 because all development and sales milestones (variable consideration) were fully constrained.

13.
DARPA Grant Revenue

In April 2021, the Company entered into a Research Subaward Agreement with UCSF (the "Subaward Agreement"), whereby up to $5.0 million in allowable costs were reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19. Under the terms of the Subaward Agreement, the Company was obligated to provide financial and technical reports to UCSF on a periodic basis. The Subaward Agreement can be terminated by either party upon written notice and also in the event that DARPA suspends or terminates its cooperative agreement with UCSF. The initial award period for the Subaward Agreement ended in December 2021, and in April 2022 the Company received an extension of the award period to December 2022, with the same maximum $5.0 million reimbursement amount. The Company recognized $3.6 million and $1.4 million of revenue under the Subaward Agreement in the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company exhausted the full $5.0 million of allowable reimbursable costs under the Subaward Agreement.

14. Commitments and Contingencies

Leases

In November 2020, the Company entered into a non-cancelable operating sublease for office space in San Diego, California, with a lease term through December 2021. Rent expense under this lease was $0.1 million for the year ended December 31, 2021.

In September 2021, the Company entered a non-cancelable three-year lease for certain new office space in Solana Beach, California, with an option to renew for an additional three-year term. The initial term of the lease started on November 1, 2021, and is serving as the Company's new headquarters. Rent expense under this lease was $0.1 million and $16,400 for the years ended December 31, 2022 and 2021, respectively.

During each of the years ended December 31, 2022 and 2021, the Company paid $0.1 million in lease payments. All lease payments were included in operating activities in the statements of cash flows.

The following table summarizes supplemental balance sheet information related to leases as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$111	$166
Total right-of-use assets	111	166
Liabilities
Operating lease liabilities, current	60	44
Operating lease liabilities, non-current	60	126
Total operating lease liabilities	$120	$170

As of December 31, 2022, the future minimum annual lease payments under the existing operating leases were as follows (in thousands, except for weighted-average remaining lease term and weighted-average discount rate):

2023	67
2024	62
Total remaining lease payments	129
Less: imputed interest	(9)
Total operating lease liabilities	120
Less: current portion	(60)
Long-term operating lease liabilities	$60
Weighted-average remaining lease term (in years)	1.8
Weighted-average discount rate	8%

15.
Employee Benefits

The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. Through December 31, 2022, the Company made no matching contributions.

16. Income Taxes

There was no income tax expense recorded by the Company for the years ended December 31, 2022 and 2021. Significant components of the Company’s net deferred tax assets are summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$42,243	$36,898
Intangibles	189	3,565
Research and development capitalization	3,839	—
Accrued compensation	2,282	1,284
Credits	8,013	7,107
Fixed assets	10	6
Other, net	88	74
Right-of-use liability	25	36
Deferred tax assets	56,689	48,970

Deferred tax liabilities:
Right-of-use asset	(23)	(35)
Deferred tax liabilities	(23)	(35)

Net deferred tax assets	56,666	48,935
Valuation allowance	(56,666)	(48,935)
Net deferred tax assets	$—	$—

A reconciliation of the income tax computed at the federal statutory tax rate to the expense (benefit) for income taxes for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	December 31, 2022	December 31, 2021
Tax at statutory rate	$(4,760)	$3,318
State income taxes, net of federal benefits	(2,076)	(1,853)
Change in valuation allowance	7,726	8,515
Uncertain tax positions	586	569
Gain on change in fair value of earn-out liability	(2,546)	(10,271)
Permanent differences and other	281	636
Transaction costs	244	—
Capitalized R&D	3,381	510
LWAC net operating loss	(1,370)	—
Credits	(1,466)	(1,424)
Income tax expense	$—	$—

Management assesses all available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company has experienced net losses since inception (aside from the years ended December 31, 2021 and December 31, 2020 when net income was realized as a result of a gain in fair value recognized associated with the earn-out liability and non-recurring revenue in connection with the Research Collaboration and License Agreement with Pfizer, respectively), and the revenue and income potential of the Company’s business and market are unproven. Due to the Company’s continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. As such, the Company cannot conclude that it is more likely than not that its deferred tax assets will be realized. A valuation allowance of $56.7 million and $48.9 million at December 31, 2022 and 2021, respectively, has been established to offset the deferred tax assets, as realization of such assets is uncertain.

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

The Company had federal and California NOL carryforwards of approximately $181.6 million and $92.8 million, respectively, portions of which begin to expire in 2034 and 2036, respectively. Federal NOLs of $103.1 million carry forward indefinitely.

As of December 31, 2022, the Company had federal and California research and development (“R&D” tax) credit carryforwards of approximately $9.6 million, inclusive of the federal orphan drug tax credit carryforward, and $4.3 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2034, unless previously utilized. The California R&D tax credit carryforwards are available indefinitely. As of December 31, 2022, the Company also had federal orphan drug tax credit carryforwards of $2.2 million that will begin to expire in 2037.

The Inflation Reduction Act 2022 which incorporates a Corporate Alternative Minimum Tax (CAMT) was signed on August 16, 2022. The changes will affect for the tax years beginning after December 31, 2022. The new tax will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The Company will be monitoring the impacts of the act to determine if this will have an impact for the Company for years beginning after December 31, 2022. The act is not expected to have a material impact for the Company.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2022 and 2021, excluding interest and penalties, is as follows (in thousands):

	December 31, 2022	December 31, 2021
Balance at beginning of the year	$8,235	$7,623
Additions/(reductions) for tax positions - prior year	—	—
Increase related to current year positions	625	612
Balance at the end of the year	$8,860	$8,235

For the year ended December 31, 2022, the Company recognized interest and penalties of approximately $62,000 and $50,000, respectively, which are recorded in accrued expenses on the consolidated balance sheets. Interest and penalties are captured within the interest expense and other income (expense) lines, respectively, on the consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2021, the Company did not recognize any interest or penalties.

The Company currently files income tax returns in California and with the U.S. Internal Revenue Service. The Company currently has no tax periods under examination by any jurisdiction. Due to the existence of net operating loss carryforwards, all tax periods from inception of the Company are open for examination by taxing authorities for all jurisdictions.

Included in the balance of unrecognized tax benefits at December 31, 2022 is $7.4 million that, if recognized, would not impact the Company’s income tax expense (benefit) or effective tax rate as long as our deferred tax asset remains subject to a full valuation allowance. The Company does not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger dated as of May 26, 2021, by and among Locust Walk Acquisition Corp., Locust Walk Merger Sub, Inc. and eFFECTOR Therapeutics, Inc.	8-K	2.1	5/27/2021

3.1	Amended and Restated Certificate of Incorporation of eFFECTOR Therapeutics, Inc.	8-K	3.1	8/31/2021

3.2	Amended and Restated Bylaws of eFFECTOR Therapeutics, Inc.	8-K	3.2	8/31/2021

4.1	Specimen common stock certificate.	S-4/A	4.1	8/5/2021

4.2	Warrant Agreement, dated January 7, 2021, by and between Continental Stock Transfer & Trust Company and Locust Walk Acquisition Corp.	8-K	4.1	1/13/2021

4.3	Description of Registered Securities.	10-K	4.3	3/16/2022

10.1	Letter of Agreement, dated January 7, 2021, by and among Locust Walk Acquisition Corp. and certain security holders, officers and director of Locust Walk Acquisition Corp.	8-K	10.1	1/13/2021

10.2	Investment Management Trust Agreement, dated January 7, 2021, by and between Continental Stock Transfer & Trust Company and Locust Walk Acquisition Corp.	8-K	10.2	1/13/2021

10.3	Amended and Restated Registration Rights Agreement, dated August 25, 2021, by and among eFFECTOR Therapeutics, Inc., eFFECTOR Therapeutics Operations, Inc., Locust Walk Sponsor, LLC and certain stockholders.	8-K	10.3	8/31/2021

10.4	Unit Subscription Agreement, dated January 7, 2021, by and between Locust Walk Acquisition Corp. and Locust Walk Sponsor, LLC.	8-K	10.4	1/13/2021

10.5	Administrative Service Agreement, dated January 7, 2021, by and between Locust Walk Acquisition Corp. and Locust Walk Sponsor, LLC.	8-K	10.5	1/13/2021

10.6	Form of Indemnity Agreement of Locust Walk Acquisition Corp.	S-1	10.5	12/18/2020

10.7	Sponsor Support Agreement, dated May 26, 2021, by and among Locust Walk Acquisition Corp. and Locust Walk Sponsor, LLC.	8-K	10.1	5/27/2021

10.8	Sponsor Lock-up Agreement, dated May 26, 2021, by and between Locust Walk Sponsor, LLC. and Locust Walk Acquisition Corp.	8-K	10.2	5/27/2021

10.9	Form of Subscription Agreement, dated May 26, 2021, by and among Locust Walk Acquisition Corp. and certain subscribers.	8-K	10.3	5/27/2021

10.10+	eFFECTOR Therapeutics, Inc. 2021 Incentive Award Plan and Form of Stock Option Agreement thereunder.	8-K	10.10	8/31/2021

10.11+	eFFECTOR Therapeutics, Inc. 2021 Employee Stock Purchase Plan.	8-K	10.11	8/31/2021

10.12+	Form of Indemnification Agreement.	S-4/A	10.12	8/5/2021

10.13#	Exclusive License Agreement, dated May 9, 2013, by and between eFFECTOR and the Regents of the University of California.	S-4	10.13	6/14/2021

10.14#	Research Collaboration and License Agreement, dated December 20, 2019, by and between eFFECTOR and Pfizer Inc.	S-4	10.14	6/14/2021

10.15	Loan and Security Agreement, dated March 19, 2021, by and among eFFECTOR and Oxford Finance LLC and the other lenders party thereto.	S-4	10.15	6/14/2021

10.16	Sublease Agreement, dated August 24, 2020, by and between eFFECTOR and Cardiff Oncology, Inc.	S-4	10.16	6/14/2021

10.17+	eFFECTOR Therapeutics, Inc. 2013 Equity Incentive Plan, as amended, and form of option agreement thereunder.	8-K	10.17	8/31/2021

10.18+	eFFECTOR Therapeutics, Inc. Non-Employee Director Compensation Program.	8-K	10.18	8/31/2021

10.19+	Second Amended and Restated Employment Agreement by and between Stephen T. Worland, Ph.D. and eFFECTOR.	S-4	10.19	6/14/2021

10.20+	Amended and Restated Employment Agreement by and between Alana McNulty and eFFECTOR.	S-4	10.20	6/14/2021

10.21+	Amended and Restated Employment Agreement by and between Mike Byrnes and eFFECTOR.	S-4	10.21	6/14/2021

10.22+	Amended and Restated Employment Agreement by and between Premal Patel and eFFECTOR.	S-4	10.22	6/14/2021

10.23†+	General Release of Claims, effective as of April 8, 2022, by and between eFFECTOR and Premal Patel, M.D., Ph.D.	10-Q	10.2	8/9/2022

10.24†+	Consulting Agreement, dated April 1, 2022, by and between eFFECTOR and Premal Patel, M.D., Ph.D.	10-Q	10.3	8/9/2022

10.25†+	General Release of Claims, effective as of July 22, 2022, by and between eFFECTOR and Alana McNulty.	10-Q	10.4	8/9/2022

10.26#	Amendment to Exclusive License Agreement, dated July 12, 2021, by and between eFFECTOR and the Regents of the University of California.	S-4/A	10.23	7/19/2021

10.27	Purchase Agreement, dated January 24, 2022, between eFFECTOR and Lincoln Park Capital Fund, LLC.	8-K	10.1	1/24/2022

10.28	Registration Rights Agreement, dated January 24, 2022, between eFFECTOR and Lincoln Park Capital Fund, LLC.	8-K	10.2	1/24/2022

10.29	Joinder and First Amendment to Loan and Security Agreement, dated September 7, 2021, by and among eFFECTOR and Oxford Finance LLC.	8-K	10.1	2/24/2022

10.30	Second Amendment to Loan and Security Agreement, dated February 22, 2022, by and among eFFECTOR and Oxford Finance LLC.	8-K	10.2	2/24/2022

10.31	Third Amendment to Loan and Security Agreement, dated April 28, 2022, by and among eFFECTOR and Oxford Finance LLC.	10-Q	10.1	5/10/2022

10.32	Controlled Equity OfferingSM Sales Agreement Sale Agreement by and between eFFECTOR and Cantor Fitzgerald & Co., dated September 1, 2022.	S-3	1.2	9/1/2022

10.33+	Employment Agreement, effective as of August 8, 2022, by and between eFFECTOR and Douglas Warner.			*

10.34+	Employment Agreement, effective as of September 1, 2022, by and between eFFECTOR and Mayank Gandhi.			*

23.1	Consent of Independent Registered Public Accounting Firm			*

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			*

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			*

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.			*
101.SCH	Inline XBRL Taxonomy Extension Schema Document			*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

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

eFFECTOR Therapeutics, Inc.

Date: March 8, 2023	By:	/s/ Stephen Worland
Stephen Worland, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Worland, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2023
Stephen Worland, Ph.D.

/s/ Michael Byrnes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2023
Michael Byrnes

/s/ Brian M. Gallagher, Jr., Ph.D.	Director and Board Chair	March 8, 2023
Brian M. Gallagher, Jr., Ph.D.

/s/ Elizabeth P. Bhatt	Director	March 8, 2023
Elizabeth P. Bhatt

/s/ Chris Ehrlich	Director	March 8, 2023
Chris Ehrlich

/s/ Kristen Harrington-Smith	Director	March 8, 2023
Kristen Harrington-Smith

/s/ Barbara Klencke	Director	March 8, 2023
Barbara Klencke

/s/ John W. Smither	Director	March 8, 2023
John W. Smither