Form 10-Q
period 2023-03-31
eFFECTOR Therapeutics, Inc.
filed 2023-05-09
CIK 1828522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, the registrant had 42,401,219 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share par value data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$10,310	$8,708
Short-term investments	8,697	17,602
Prepaid expenses and other current assets	1,887	1,704
Total current assets	20,894	28,014
Property and equipment, net	214	241
Operating lease right-of-use assets	97	111
Other assets	723	711
Total assets	$21,928	$29,077
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,794	$1,486
Accrued expenses	2,555	3,368
Current term loans, net	19,137	19,061
Accrued final payment on term loans, current	1,100	1,100
Lease liabilities, current portion	66	60
Total current liabilities	26,652	25,075
Earn-out liability	6	6
Non-current warrant liability	40	40
Non-current lease liabilities	43	60
Total liabilities	26,741	25,181
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2023 and December 31, 2022; zero shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2023 and December 31, 2022; 42,401,219 shares issued and 42,101,219 shares issued and outstanding as of March 31, 2023; 41,990,383 shares issued and 41,690,383 shares issued and outstanding as of December 31, 2022	4	4
Additional paid-in capital	148,762	147,476
Accumulated other comprehensive income (loss)	1	(18)
Accumulated deficit	(153,580)	(143,566)
Total stockholders' equity (deficit)	(4,813)	3,896
Total liabilities and stockholders' equity (deficit)	$21,928	$29,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	6,609	3,112
General and administrative	2,927	3,436
Total operating expenses	9,536	6,548
Operating loss	(9,536)	(6,548)
Other income (expense)
Interest income	226	24
Interest expense	(689)	(478)
Other income (expense), net	(15)	(686)
Change in fair value of earn-out liability	—	10,757
Total other income (expense)	(478)	9,617
Net income (loss)	$(10,014)	$3,069
Comprehensive income (loss):
Net income (loss)	$(10,014)	$3,069
Other comprehensive income (loss)	19	(50)
Comprehensive income (loss)	$(9,995)	$3,019
Net income (loss) per share attributable to common shareholders:
Basic	$(0.24)	$0.08
Diluted	$(0.24)	$0.07
Weighted-average common shares outstanding:
Basic	42,001,147	40,848,325
Diluted	42,001,147	43,382,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2022	41,690,383	$4	$147,476	$(18)	$(143,566)	$3,896
Stock option exercises	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	410,836	—	119	—	—	119
Stock-based compensation expense	—	—	1,167	—	—	1,167
Unrealized gain on short-term investments	—	—	—	19	—	19
Net loss	—	—	—	—	(10,014)	(10,014)
Balance at March 31, 2023	42,101,219	$4	$148,762	$1	$(153,580)	$(4,813)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	40,389,975	$4	$138,181	$—	$(120,901)	$17,284
Stock option exercises	4,828	—	3	—	—	3
Issuance of common stock, net of issuance costs	700,549	—	3,791	—	—	3,791
Stock-based compensation expense	—	—	1,137	—	—	1,137
Unrealized loss on short-term investments	—	—	—	(50)	—	(50)
Net income	—	—	—	—	3,069	3,069
Balance at March 31, 2022	41,095,352	$4	$143,112	$(50)	$(117,832)	$25,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income (loss)	$(10,014)	$3,069
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization expense	28	5
Accretion of discount and amortization of premium on investments, net	(119)	49
Stock-based compensation	1,167	1,138
Gain on change in fair value of warrant liability	—	(445)
Gain on change in fair value of earn-out liability	—	(10,757)
Other expense related to equity purchase agreement	15	1,131
Non-cash interest expense	76	93
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(180)	637
Other non-current assets	48	48
Accounts payable	2,225	(223)
Accrued expenses	(886)	(1,241)
Operating lease right-of-use assets and liabilities, net	3	(1)
Net cash used in operating activities	(7,637)	(6,497)
Investing activities:
Purchases of fixed assets	(13)	(57)
Maturities of short-term investments	12,000	—
Purchases of short-term investments	(2,960)	(28,217)
Net cash provided by (used in) investing activities	9,027	(28,274)
Financing activities:
Payment of debt issuance costs	—	(37)
Proceeds from exercise of common stock options	—	3
Proceeds from issuance of common stock, net of issuance costs	212	2,767
Net cash provided by financing activities	212	2,733
Net increase (decrease) in cash and cash equivalents	1,602	(32,038)
Cash and cash equivalents at beginning of period	8,708	49,702
Cash and cash equivalents at end of period	$10,310	$17,664
Supplemental disclosure of cash flow information:
Interest paid	$589	$422
Supplemental disclosure of non-cash investing and financing activities:
Issuance of commitment shares	$—	$862
Accrued issuance costs	$170	$107
Purchases of fixed assets included in accounts payable and accrued expenses	$—	$7

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

The Company is a clinical-stage biopharmaceutical company focused on pioneering the development of a new class of oncology drugs the Company refers to as selective translation regulator inhibitors ("STRIs"). The Company’s principal operations are in the United States, with its headquarters in Solana Beach, California. The Company has devoted substantially all of its resources to raising capital, identifying potential product candidates, establishing its intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. The Company has not generated revenues from its principal operations, other than from licensing and grant revenue, through March 31, 2023.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all the disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2023.

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

The Company has experienced net losses and negative cash flows from operating activities since its inception, aside from the years ended December 31, 2021 and December 31, 2020 when net income was realized as a result of a gain in fair value recognized associated with the earn-out liability and non-recurring revenue in connection with the Research Collaboration and License Agreement with Pfizer, respectively. The Company has an accumulated deficit of $153.6 million at March 31, 2023. For the three months ended March 31, 2023, the Company used $7.6 million in cash for operations. At March 31, 2023, the Company had cash and cash equivalents and short-term investments of $19.0 million. The Company anticipates that its expenses will increase significantly in connection with its ongoing activities to support its research and development efforts, and it expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date that these financial statements for the three months ended March 31, 2023 are issued. The principal payments due under the Oxford Loans (as defined below), and the related accrued final payment, have been classified as current liabilities as of March 31, 2023, due to the considerations discussed above and the assessment that the material adverse change clause under the Oxford Loans is not within the Company’s control. The Company has not been notified of an event of default by the lender as of the date of issuance of these financial statements.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and unrealized gains or losses on available-for-sale investments. The Company presents comprehensive income (loss) and its components as part of the consolidated statements of operations and comprehensive income (loss).

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

Short-term Investments

Short-term investments consist of U.S. Treasury securities, classified as available-for-sale securities and have maturities of greater than three months but less than one year. The Company has classified all of its available-for-sale securities as current assets on the balance sheets because these are considered highly liquid securities and are available for use in current operations. The Company carries these securities at fair value and reports unrealized gains and losses as a separate component of accumulated other comprehensive income (loss). Amortization and accretion of any purchase premiums or discounts is included in interest income in the consolidated statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes, based on its preliminary assessment, that the impact of recently issued standards that are not yet effective will not have a material impact on their financial position or results of operations upon adoption.

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

Due to the Company recording net loss for the three months ended March 31, 2023, and none of the outstanding securities being dilutive for this period, basic and diluted loss per share are the same for the three months ended March 31, 2023.

The Company has used the treasury stock method to calculate diluted net income (loss) per share for the three months ended March 31, 2022. Diluted net income per share for the three months ended March 31, 2022 also reflects the assumed exercise of options outstanding during the period using the treasury stock method, to the extent dilutive. Warrants were excluded from the calculation of diluted net income per share for the three months ended March 31, 2022 as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
Basic Net Income (Loss) per share
Net income (loss)	$(10,014)	$3,069
Weighted average common shares outstanding - basic	42,001,147	40,848,325
Net income (loss) per share - basic	$(0.24)	$0.08
Diluted Net Income (Loss) per share
Net income (loss)	$(10,014)	$3,069
Weighted average common shares outstanding - basic	42,001,147	40,848,325
Weighted average effect of dilutive securities:
Stock options	—	2,534,119
Weighted average common shares outstanding - diluted	42,001,147	43,382,444
Net income (loss) per share - diluted	$(0.24)	$0.07

Potentially dilutive securities as of March 31, 2023 and 2022 are as follows (in common stock equivalent shares):

	For the Three Months Ended March 31,
	2023	2022

Public warrants	5,833,323	5,833,333
Private placement warrants	181,667	181,667
Earn-Out Shares	5,000,000	5,000,000
Unvested sponsor shares	300,000	300,000
Stock options outstanding	11,849,297	2,122,826
Total	23,164,287	13,437,826

3. Business Combination

As discussed in Note 1, on August 25, 2021, the Company completed the Business Combination pursuant to the Merger Agreement. Upon closing of the Business Combination, the combined company was renamed eFFECTOR Therapeutics, Inc.

In connection with the closing of the Business Combination, the LWAC sponsor received 4,056,250 shares of eFFECTOR common stock, of which 300,000 shares were subject to vesting if, on or prior to August 25, 2024, the price of shares of common stock equals or exceeds $15.00 per share for a period of at least 20 trading days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination (the "Sponsor Shares"). The 300,000 sponsor shares subject to vesting meet the criteria for equity classification, but are not considered outstanding from an accounting perspective. These shares are considered issued but not outstanding as of March 31, 2023 and March 31, 2022, and have been excluded from outstanding shares in the calculation of income (loss) per share for the three months ended March 31, 2023 and 2022.

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

The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2023	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$9,312	$9,312	$—	$—
U.S. Treasury securities	998	—	998	—
Short-term investments:
U.S. Treasury securities	8,697	—	8,697	—
Total assets	$19,007	$9,312	$9,695	$—
Liabilities
Private placement warrant liability	$40	$—	$—	$40
Earn-out liability	6	—	—	6
Total liabilities	$46	$—	$—	$46

		Fair Value Measurements Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$8,708	$8,708	$—	$—
Short-term investments:
U.S. Treasury securities	17,602	—	17,602	—
Total assets	$26,310	$8,708	$17,602	$—
Liabilities
Private placement warrant liability	$40	$—	$—	$40
Earn-out liability	6	—	—	6
Total liabilities	$46	$—	$—	$46

Cash Equivalents and Short-Term Investments

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and U.S. Treasury securities with an original maturity of less than three months at the date of purchase and short-term investments consisted of U.S. Treasury securities with an original maturity of more than three months at the date of purchase. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers.

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $9.3 million and $8.7 million as of March 31, 2023 and December 31, 2022, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $9.7 million as of March 31, 2023 were classified as Level 2 instruments, $1.0 million of which is included in cash and cash equivalents and $8.7 million of which is included in short-term investments. The marketable securities of $17.6 million as of December 31, 2022 were classified as Level 2 instruments, all of which are included in short-term investments. Accrued interest receivable related to short-term investments was $42,000 and $27,000 as of March 31, 2023 and December 31, 2022, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The following tables summarize the Company’s short-term investments accounted for as available-for-sale securities as of March 31, 2023 and December 31, 2022 (in thousands):

			March 31, 2023
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	1 year or less	$9,694	$1	$—	$9,695
		$9,694	$1	$—	$9,695

			December 31, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	1 year or less	$17,620	$1	$(19)	$17,602
		$17,620	$1	$(19)	$17,602

Private Placement Warrant Liability

In connection with the Business Combination, the Company assumed the public and private placement warrants described in Note 2. The private placement warrants are precluded from equity treatment and are recorded as liabilities as they are not considered indexed to the Company's common stock. The private placement warrant liability is measured at fair value, using a combination of observable and unobservable inputs. The change in fair value of the private placement warrant liability is recorded in other income (expense) on the statement of operations and comprehensive income (loss). The following key assumptions were used in determining the fair value of the private placement warrant liability valued using the Black-Scholes option pricing model as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Common stock price	$0.35	$0.43
Expected volatility	125.0%	125.0%
Risk-free interest rate	3.8%	4.2%
Expected term (in years)	3.4	3.7
Expected dividend yield	—	—

The following table presents activity for the private placement warrant liability measured at fair value using significant unobservable Level 3 inputs during the three months ended March 31, 2023 (in thousands):

Private Placement Warrant Liability
Balance at December 31, 2022	$40
Change in fair value	—
Balance at March 31, 2023	$40

Earn-Out Liability

Former holders of shares of Old eFFECTOR common stock were allocated Earn-Out Shares in connection with the completion of the Business Combination with LWAC which are accounted for as liabilities. Please refer to Note 10 for additional details surrounding the valuation methodology for these Earn-Out Shares.

5. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022

Lab equipment	$30	$30
Computer and office equipment	149	149
Furniture and fixtures	77	61
Leasehold improvements	188	188
Construction in process	14	29
	458	457
Less accumulated depreciation and amortization	(244)	(216)
	$214	$241

The Company recorded depreciation and amortization expense of approximately $28,000 and $5,000 for the three months ended March 31, 2023 and 2022, respectively.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Employee compensation	$680	$1,385
Research and development	1,036	1,206
Professional and outside services	156	112
Interest	210	197
Income taxes payable	473	463
Other	—	5
	$2,555	$3,368

7.
Term Loans

Oxford Term Loans

In March 2021, Old eFFECTOR entered into a Loan and Security Agreement (“Oxford LSA”) with Oxford Finance LLC (“Oxford”), pursuant to which the Company may borrow up to $30.0 million, issuable in two separate tranches of $20.0 million (“Term A Loans”) and $10.0 million (“Term B Loans”), collectively referred to as the Oxford Loans. The Term A Loans became available to the Company at the effective date of the Oxford LSA on March 19, 2021 and $12.5 million of the proceeds were used to pay off the previously outstanding Silicon Valley Bank term loans. The remaining net proceeds from Term A Loans of $7.4 million, after taking into effect specified issuance and legal fees designated within the distribution letter, were distributed to the Company in March 2021. The Company is required to make a final payment equal to 5.5% of each funded tranche at maturity, which has been recorded as a debt discount for the Term A Loans and is being amortized over the term of the debt arrangements. In connection with the Oxford LSA, the Company issued warrants to purchase a total of 37,575 shares of Series C Preferred Stock at an exercise price of $5.33 per share. The warrants were automatically exercised on a cashless basis on August 25, 2021, in connection with the completion of the Business Combination, for 17,575 shares of common stock.

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

The Company recorded a debt discount of $1.6 million for the estimated fair value of warrants, debt issuance costs, and final payment to be made, which is being amortized to interest expense over the term of the loan using the effective-interest method. As of March 31, 2023 and December 31, 2022, the Company had $20.0 million of outstanding principal under the Term A Loans of which $19.1 million is reflected on the balance sheet net of debt discounts. Interest expense, including amortization of debt discount related to the Oxford Term A Loans, totaled $0.7 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. The Company is in compliance with all covenants under the Oxford LSA as of March 31, 2023. The Term A Loans include customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term A Loans. The principal payments due under the Oxford Loans, and the related accrued final payment, have been classified as current liabilities as of March 31, 2023, due to the considerations discussed in the Liquidity section of Note 1. The Company has not been notified of an event of default by the lender as of the date of issuance of these financial statements.

Based on the outstanding principal amounts for the Company’s Term A Loans, the following table sets forth by year the Company’s required future principal payments as of March 31, 2023 (in thousands):

As of March 31, 2023
2024	$5,555
2025	6,667
2026	6,667
2027	1,111
Required future principal payments	$20,000
Unamortized debt discount	(863)
Current term loans, net as of March 31, 2023	$19,137

8. Warrants

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

Private placement warrants are liability-classified (See Note 4) and the public warrants are equity-classified. The following table summarizes the number of outstanding public warrants and private placement warrants and the corresponding exercise price as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022	Exercise Price	Expiration Date
Public warrants	5,833,323	5,833,323	$11.50	August 24, 2026
Private placement warrants	181,667	181,667	$11.50	August 24, 2026

9.
Preferred Stock and Stockholders’ Equity

Equity Purchase Agreement

On January 24, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) which provides for the sale to Lincoln Park up to $50.0 million of shares (the “Purchase Shares”) of the Company's common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park made an initial purchase of $3.0 million of shares of common stock (the "Initial Purchase"), which equated to 557,610 shares of common stock, and the Company issued 142,939 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. As of March 31, 2023, a total of 30,000 shares of common stock have been sold in addition to the upfront amount, with such shares sold during the three months ended June 30, 2022. There were no purchases under the Purchase Agreement during the three months ended March 31, 2023 and 2022.

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

At-the-Market Offering Program

In September 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co (the "Agent", or "Cantor"), under which the Company may, from time to time, sell shares of the Company’s common stock having an aggregate offering price of up to $15.0 million in “at the market” offerings (the "ATM Offering Program") through Cantor. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with Cantor. Cantor will receive a commission from the Company of 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the three months ended March 31, 2023, the Company sold an aggregate of 410,836 shares of common stock at a weighted-average price of $0.56 per share for gross proceeds of approximately $0.2 million under the ATM Offering Program. Offering costs, including commissions, of approximately $0.1 million were recorded as an offset to gross proceeds within additional paid-in capital.

Preferred Stock

Upon closing of the Business Combination transaction, pursuant to the terms of the Amended and Restated Certificate of Incorporation, 100,000,000 shares of preferred stock with a par value of $0.0001 per share were authorized. eFFECTOR's Board of Directors (the "Board of Directors") has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock immediately after the closing of the Business Combination.

Employee Stock Purchase Plan

The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. An aggregate of 880,000 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by our Board of Directors; provided that the total number of shares of common stock that become available for issuance under the ESPP will never exceed 15,000,000. If our capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the ESPP will be appropriately adjusted. As of March 31, 2023, 1,617,745 shares were reserved for future issuance under the ESPP. There were no shares of common stock issued under the ESPP during the three months ended March 31, 2023 and 2022.

2013 Equity Incentive Plan

Prior to the Business Combination, Old eFFECTOR maintained its 2013 Equity Incentive Plan (the “2013 Plan”), under which Old eFFECTOR granted incentive stock options, restricted stock awards, and other stock-based awards to employees, directors, and non-employee consultants. Upon the closing, the Company ceased granting awards under the 2013 Plan and, as described below, all awards under the 2013 Plan were converted into awards under the 2021 Plan with the same terms and conditions. As of August 25, 2021, prior to the Business Combination transaction, 3,920,657 Old eFFECTOR options remained outstanding under the 2013 Plan. As of March 31, 2023, the number of shares reserved and options outstanding under the 2013 Plan was 3,629,846. There were zero shares available for grant under the 2013 Plan as of March 31, 2023. In connection with the completion of the Business Combination and the adoption of the 2021 Plan, no further awards will be granted under the 2013 Plan.

2021 Equity Incentive Plan

In connection with the consummation of the Business Combination on August 25, 2021, the Board of Directors approved the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”). As of March 31, 2023, 10,894,004 shares of common stock are authorized for issuance pursuant to awards under the 2021 Plan, inclusive of any shares of common stock subject to stock options, restricted stock awards or other awards that were assumed in the Business Combination. As of March 31, 2023, 8,778,410 options to purchase common shares have been awarded and 2,674,553 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

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

A summary of the Company’s stock option activity under the plans is as follows (in thousands, except share and per share amounts and years):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	8,738,880	$2.73	7.4	$—
Granted	3,180,001	0.47	9.8
Cancelled or forfeited	(69,584)	1.20	9.4
Outstanding at March 31, 2023	11,849,297	$2.13	7.8	$—
Vested and exercisable at March 31, 2023	4,773,041	$2.48	5.5	$—

For the three months ended March 31, 2023 the total fair value of vested options was $1.0 million. The weighted-average grant date fair value of employee and non-employee option grants during the three months ended March 31, 2023 was $0.34 per share.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense specifically related to stock options of $1.2 million and $0.8 million for three months ended March 31, 2023 and 2022, respectively. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.6% - 4.1%	1.7% - 2.2%
Expected volatility	84%	82% - 84%
Expected term (in years)	5.3 - 6.1	5.5 - 6.1
Expected dividend yield	0%	0%

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

As of March 31, 2023, the unrecognized compensation cost related to outstanding employee options was $7.3 million and is expected to be recognized as expense over approximately 2.7 years. Unrecognized compensation cost related to outstanding nonemployee options was $1.4 million as of March 31, 2023, and is expected to be recognized as expense over approximately 1.4 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Stock options issued and outstanding	11,849,297	8,738,880
Public warrants issued and outstanding	5,833,323	5,833,323
Private placement warrants issued and outstanding	181,667	181,667
Earn-Out shares	5,000,000	5,000,000
Unvested sponsor shares	300,000	300,000
Authorized for future stock awards or option grants	2,674,553	3,685,451
Authorized for future issuances under the ESPP	1,617,745	1,200,842
Total	27,456,585	24,940,163

10. Earn-Out Shares

In accordance with the Merger Agreement, 5,000,000 Earn-Out Shares are contingently issuable to Old eFFECTOR stockholders and option holders upon the occurrence of the Triggering Event, defined within the Merger Agreement as the date on which the common stock price equals or exceeds $20.00 over at least 20 trading days out of 30 consecutive trading day period for the two-year period following the close date of the Business Combination. As of March 31, 2023 and December 31, 2022, the stockholders and option holders would be eligible to receive approximately 4,561,353 and 438,647 Earn-Out Shares, respectively.

The fair value per share of the Earn-Out Shares was less than $0.01 as of March 31, 2023 and December 31, 2022. The fair value was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earn-Out Period using the most reliable information available. Assumptions used in the valuation were as follows:

	March 31, 2023	December 31, 2022
Stock price	$0.35	$0.43
Expected volatility	115.0%	115.0%
Risk-free interest rate	5.0%	4.8%
Forecast period (in years)	0.4	0.6
Cost of equity	20.0%	20.0%

Old eFFECTOR Shareholders

The Company has determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR shareholders is not indexed to the Company's stock under ASC 815-40 and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to the common stock of the Company, and as such liability classification is required. As of the consummation date of the Business Combination, the estimated fair value of the shareholder Earn-Out Shares was approximately $61.0 million and the Company will revalue the liability each reporting period with the changes in fair value being recorded to the consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2023 and 2022, there was a decrease in the earn-out liability of zero and $10.8 million, respectively, which was recorded as a gain on change in fair value within the consolidated statements of operations and comprehensive income (loss). In accordance with the Merger Agreement, Earn-Out Shares attributable to Old eFFECTOR option holders who discontinue providing service before the occurrence of the Triggering Event are reallocated to the remaining eligible stockholders and option holders.

The following table presents activity for the earn-out liability measured at fair value using significant unobservable Level 3 inputs at December 31, 2022 and March 31, 2023 (in thousands):

Earn-out Liability
Balance at December 31, 2022	$6
Change in fair value	—
Balance at March 31, 2023	$6

Old eFFECTOR Option Holders

The contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event. The fair value of the option holder Earn-Out Shares at the consummation date of the Business Combination was approximately $7.9 million, which was recorded as share-based compensation over the derived service period of 0.36 years following the consummation of the Business Combination. For the three months ended March 31, 2023 and 2022, there was zero and approximately $0.3 million recorded in share-based compensation related to the Earn-Out Shares, respectively, and the derived service period was completed as of March 31, 2022, with no additional share-based compensation expense to be recorded.

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

In July 2021, the Company entered into an amendment to the license agreement to confirm the impact of the Business Combination on the license agreement, including clarifying that in connection with the closing of the Business Combination, the Company would pay UCSF a one-time cash payment of approximately $1.0 million. The $1.0 million payment was made to UCSF in August 2021 in connection with the close of the Business Combination. The Company is also required to make cash milestone payments to UCSF upon the completion of certain clinical and regulatory milestones for the licensed products. No milestone events occurred during the three months ended March 31, 2023 and March 31, 2022. The aggregate remaining potential milestone payments are approximately $375,000.

The Company pays an annual minimum royalty of $15,000 to UCSF. All license related fees are recorded as research and development expense.

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

There was no revenue recorded in connection with this agreement for the three months ended March 31, 2023 and 2022 because all development and sales milestones (variable consideration) were fully constrained.

13. DARPA Grant Revenue

In April 2021, the Company entered into a Research Subaward Agreement with UCSF (the "Subaward Agreement"), whereby up to $5.0 million in allowable costs were reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19. Under the terms of the Subaward Agreement, the Company was obligated to provide financial and technical reports to UCSF on a periodic basis. The Subaward Agreement can be terminated by either party upon written notice and also in the event that DARPA suspends or terminates its cooperative agreement with UCSF. The initial award period for the Subaward Agreement ended in December 2021, and in April 2022 the Company received an extension of the award period to December 2022, with the same maximum $5.0 million reimbursement amount. The Company did not recognize any revenue under the Subaward Agreement in the three months ended March 31, 2023 and 2022. As of December 31, 2022, the Company exhausted the full $5.0 million of allowable reimbursable costs under the Subaward Agreement.

14. Commitments and Contingencies

Leases

In September 2021, the Company entered a non-cancelable three-year lease for certain office space in Solana Beach, California, with an option to renew for an additional three-year term. The initial term of the lease started on November 1, 2021, and is serving as the Company's headquarters. Rent expense under this lease was $16,000 for each of the three months ended March 31, 2023 and 2022.

During the three months ended March 31, 2023 and 2022, the Company paid $14,000 and $18,000 in lease payments, respectively, which were included in operating activities in the statements of cash flows.

The following table summarizes supplemental balance sheet information related to leases as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$97	$111
Total right-of-use assets	97	111
Liabilities
Operating lease liabilities, current	66	60
Operating lease liabilities, non-current	43	60
Total operating lease liabilities	$109	$120

As of March 31, 2023, the future minimum annual lease payments under the existing operating leases were as follows (in thousands, except for weighted-average remaining lease term and weighted-average discount rate):

Remainder of 2023	$53
2024	62
Total remaining lease payments	115
Less: imputed interest	(6)
Total operating lease liabilities	109
Less: current portion	(66)
Long-term operating lease liabilities	$43
Weighted-average remaining lease term (in years)	1.60
Weighted-average discount rate	8%

15. Employee Benefits

The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. Through March 31, 2023, the Company made no matching contributions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to “we,” “our,” “us” or “eFFECTOR” refer to the business of eFFECTOR Therapeutics, Inc. prior to the consummation of the Business Combination, which is our business following the consummation of the Business Combination. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the SEC on March 8, 2023.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, the impact of the COVID-19 pandemic on our business, the potential to develop future product candidates, the potential benefits of strategic collaborations, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 8, 2023. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Our lead product candidate, tomivosertib, is an oral small-molecule inhibitor of MNK that we are developing in combination with inhibitors of anti-PD-(L)1 therapy, for the treatment of patients with solid tumors. In the second quarter of 2021, we initiated dosing in KICKSTART, our randomized Phase 2b clinical trial evaluating tomivosertib in combination with pembrolizumab in patients with metastatic non-small cell lung cancer (“NSCLC”) with PD-L1 expression level greater than or equal to 50% (“PD-L1≥50%”). Pembrolizumab is owned and marketed by Merck for frontline NSCLC and several other indications. We anticipate reporting topline data from the KICKSTART trial in the second half of 2023. Our second product candidate, zotatifin, is an inhibitor of eIF4A, a component of the eIF4F complex, and is currently being evaluated in a Phase 1/2 clinical trial in patients with certain solid tumors. We have completed the initial dose escalation portion of this trial and are currently evaluating zotatifin in combination with fulvestrant and abemaciclib (Z+F+A) in a Phase 2a open-label expansion cohort in patients with ER+ breast cancer. In light of the favorable safety results observed in the Phase 1/2 clinical trial and target engagement data generated to date, we have also resumed dose escalation of zotatifin in combination with fulvestrant in patients with ER+ breast cancer to determine if a higher dose of zotatifin can be utilized in future clinical studies. To date, we’ve reported initial data from four cohorts including patients with ER+ breast cancer, which demonstrated that zotatifin appeared to be safe, well tolerated and showed signals of activity, including partial responses in heavily pretreated ER+ breast cancer patients. We anticipate reporting topline results for the fully enrolled Z+F+A triplet cohort in ER+ breast cancer at the American Society of Clinical Oncology ("ASCO") 2023 Annual Meeting. Data from the dose escalation portion of the trial is anticipated in the second half of 2023. We have also completed a Phase 1b clinical trial evaluating zotatifin as an antiviral agent against SARS-CoV-2. The study was a double-blind, randomized, placebo-controlled trial evaluating the safety and antiviral activity of a single dose of zotatifin. In this trial, zotatifin was found to be safe and well-tolerated, and demonstrated favorable trends in several assessments of viral clearance compared to placebo. We have entered into a global collaboration and license agreement with Pfizer for our earliest stage program, inhibitors of eIF4E, and Pfizer is currently conducting investigational new drug application (“IND”) enabling studies for this program.

Since our inception in 2012 we have devoted substantially all of our resources to raising capital, identifying potential product candidates, establishing our intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. As of March 31, 2023, we have raised a total of $302.6 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer ("Pfizer Agreement"), $35.0 million from loans under credit facilities, $3.1 million gross proceeds from the sale of common stock under the equity purchase agreement ("Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), $5.0 million in grant revenue under the Research Subaward Agreement with The Regents of the University of California, on behalf of its San Francisco campus ("UCSF"), and $0.5 million in gross proceeds from the sale of common stock under our Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co ("Cantor") ("ATM Offering Program"). Other than with respect to the net income generated as a result of revenue under the Pfizer Agreement generated in 2020 and the net income generated in 2021 as a result of the change in valuation of the earn-out liability in 2021, we have incurred significant operating losses since our inception. Our net loss for the three months ended March 31, 2023 was $10.0 million and our net income for the three months ended March 31, 2022 was $3.1 million. As of March 31, 2023, we had an accumulated deficit of $153.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with the research and development of our product candidates and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and losses for at least the next several years. We anticipate our expenses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. As of March 31, 2023, we had $19.0 million in cash, cash equivalents and short-term investments. To fund further operations, we will need to raise additional capital. Our current capital resources will not be sufficient for us to complete the clinical development of any of our product candidates or, if applicable, to prepare for commercializing any product candidate which may receive approval from the FDA or comparable foreign regulatory authority. Accordingly, we expect to finance our cash needs through a combination of equity offerings, debt financings, or other capital sources, including potential additional collaborations, licenses, and other similar arrangements. Adequate funding may not be available to us on acceptable terms, if at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Pursuant to the Pfizer Agreement, we received an upfront, one-time, non-refundable, non-creditable payment of $15 million dollars from Pfizer. Pfizer was obligated to reimburse us for costs incurred for research performed, up to a specified cap in the low double-digit millions. Upon the achievement of specified development, regulatory and sales milestones, Pfizer will be obligated to pay us up to $480 million dollars in the aggregate, as well as to pay us high single-digit percentage royalties on annual net sales of each licensed product. See “Business — Our Collaboration and License Agreements” in our Annual Report on Form 10-K filed with the SEC on March 8, 2023, for additional information about this agreement, including with respect to potential payments to us thereunder.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands).

	Three Months Ended March 31,
	2023	2022
External development program expenses:
tomivosertib (eFT508)	$2,552	$906
zotatifin (eFT226)	2,218	709
eIF4E	—	8
Unallocated internal research and development expenses:
Personnel related	1,305	1,117
Other	534	372
Total research and development expenses	$6,609	$3,112

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
•
the impact of any interruptions to our operations or to those of the third parties with whom we work due to any healthcare emergencies;
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

Interest Expense

Interest expense recorded in the three months ended March 31, 2023 and 2022 consisted of amounts attributable to our outstanding term loan with Oxford Financial LLC (“Oxford”).

Other Income (Expense)

We assumed private placement warrants in connection with the Business Combination transaction that are required to be accounted for as liabilities and remeasured to fair value at each reporting date, with changes in the fair value reported as a component of other income (expense).

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Period-to- Period
	2023	2022	Change
Operating expenses:
Research and development	6,609	3,112	3,497
General and administrative	2,927	3,436	(509)
Total operating expenses	9,536	6,548	2,988
Loss from operations	(9,536)	(6,548)	(2,988)
Other income (expense)	(478)	9,617	(10,095)
Net income (loss)	$(10,014)	$3,069	$(13,083)

Research and Development Expenses

Research and development expenses were $6.6 million and $3.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase in research and development expenses of $3.5 million was primarily due to a $1.7 million increase for the tomivosertib program due to increased costs associated with the KICKSTART trial, and a $1.5 million increase for the zotatifin program due to increased costs associated with the COVID-19 and oncology trials, along with increased costs related to drug product manufacturing. Further, there was a $0.2 million increase in personnel-related costs and a $0.1 million increase in consultant costs in the three months ended March 31, 2023 as compared to the same period in 2022.

General and Administrative Expenses

General and administrative expenses were $2.9 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in general and administrative expenses of $0.5 million was primarily due to a $0.4 million decrease in consultant and audit related costs in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Further, there was a $0.2 million decrease in directors and officers insurance costs. These decreases were partially offset by a $0.1 million increase in personnel-related costs in the three months ended March 31, 2023 as compared to the same period in 2022.

Other Income (Expense)

Other expense was $0.5 million for the three months ended March 31, 2023 and other income was $9.6 million for the three months ended March 31, 2022. The decrease of $10.1 million was mostly due to the change in fair value of the earn-out liability and warrant liability during the three months ended March 31, 2022, partially offset by $1.1 million in other expense recorded in the three months ended March 31, 2022 related to the equity purchase agreement with Lincoln Park.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through March 31, 2023, we have raised a total of $302.6 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer, $35.0 million from loans under credit facilities, $3.1 million in gross proceeds from the sale of common stock to Lincoln Park under the equity purchase agreement ($46.9 million remaining available for sale under the equity purchase agreement as of March 31, 2023), $5.0 million in grant revenue under the Research Subaward Agreement with UCSF, and $0.5 million in gross proceeds from the sale of common stock under the ATM Offering Program.

Prior to the Business Combination, our operations were funded primarily from the issuance of convertible preferred stock and common stock. Upon the closing of the Business Combination in August 2021, we received net proceeds totaling approximately $52.9 million.

Our cash and cash equivalents and short-term investments totaled $19.0 million as of March 31, 2023. Until required for use in our business, we typically invest our cash in investments that are highly liquid, readily convertible to cash with original maturities of 1 year or less at the date of purchase. We attempt to minimize the risks related to our cash and cash equivalents and investments by maintaining balances in accounts only with accredited financial institutions and, consequently, we do not believe we are subject to unusual credit risk beyond the normal credit risk associated with ordinary commercial banking relationships.

Oxford Loan Facility

In March 2021, we entered into a Loan and Security Agreement (“Oxford LSA”) with Oxford, pursuant to which we may borrow up to $30.0 million, issuable in two separate tranches of $20.0 million (“Term A Loan”) and $10.0 million (“Term B Loan”), collectively referred to as the Oxford Loans. The Term A Loan became available at the effective date of the Oxford LSA and $12.5 million of the proceeds were used to pay off the previously outstanding Silicon Valley Bank term loans. The remaining net proceeds from the Term A Loan of $7.4 million, after taking into effect specified issuance and legal fees designated within the distribution letter, were distributed in March 2021. The Term A Loan had an interest-only period that commenced upon the borrowing with interest due and payable upon the first day of each month. The interest-only period initially was planned to end May 1, 2023, provided that upon the funding of the Term B Loan the end date would be extended to May 1, 2024.

On February 22, 2022, we entered into an amendment to the Oxford LSA whereby the interest only period for the Term A Loans will end on March 1, 2024, instead of May 1, 2023. In connection with the amendment, the maturity of the Term A Loans was extended from March 18, 2026 to February 1, 2027. The principal payments due under the Oxford Loans, and the related accrued final payment, have been classified as current liabilities as of December 31, 2022 and March 31, 2023, due to our assessment that the material adverse change clause under the Oxford Loans is not within our control. We have not been notified of an event of default by the lender as of the date of this report.

The Term B Loan would have become available upon achievement of certain clinical development milestones, and remain available until the earlier of (i) June 30, 2023, (ii) forty-five days after the occurrence of such clinical development milestone, and (iii) the occurrence of an event of default. As a result of the discontinuation of one of the cohorts in our KICKSTART trial, which was previously announced in January 2023, we do not expect to achieve the clinical development milestones by June 30, 2023 and therefore do not expect to have access to the additional $10.0 million under the Term B Loan.

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

Equity Purchase Agreement with Lincoln Park

On January 24, 2022, we entered into the Purchase Agreement with Lincoln Park which provides for the sale to Lincoln Park up to $50.0 million of shares of our common stock over the thirty-six (36) month term of the Purchase Agreement, subject to certain conditions. In connection with the Purchase Agreement, Lincoln Park made an initial purchase of $3.0 million of shares of common stock, which equated to 557,610 shares of common stock, and we issued 142,939 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. As of March 31, 2023, a total of 30,000 shares of common stock have been sold in addition to the upfront amount, with such shares sold during the three months ended June 30, 2022. As of the date of this report, we were unable to sell additional shares under the Purchase Agreement because our shares are trading at less than $1.00 per share, which is the minimum price that we can sell shares to Lincoln Park. No assurance can be given that we will sell any additional shares of common stock under the Purchase Agreement, or, if we do, as to the price or amount of shares of common stock that we sell or the dates when such sales will take place. See Note 9 to our consolidated financial statements contained elsewhere in this Form 10-Q for information concerning the Purchase Agreement.

At-the-Market Offering Program with Cantor

In September 2022, we entered into the Sales Agreement with Cantor, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $15.0 million (the "ATM Offering Program"). Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with Cantor. We will pay a commission to Cantor of 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the three months ended March 31, 2023, we sold an aggregate of 410,836 shares of common stock at a weighted-average price of $0.56 per share for gross proceeds of approximately $0.2 million under the ATM Offering Program. We incurred offering costs in connection with the ATM Offering Program, including commissions, of approximately $0.1 million during the three months ended March 31, 2023.

In addition, under current SEC regulations, as of the filing of this report, our public float is less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of April 30, 2023, our public float was approximately $19.2 million, based on 34,520,253 shares of outstanding common stock held by non-affiliates and at a price of $0.5550 per share, the closing price of our common stock on March 6, 2023 which is the highest reported sale price of our common stock on the Nasdaq Capital Market within 60 days of April 30, 2023. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

Funding Requirements

As of March 31, 2023, we had $19.0 million in cash and cash equivalents and short-term investments, which we estimate is sufficient to fund operations into the first quarter of 2024. However, we have prepared cash flow forecasts which indicate that based on our expected operating cash flows, without taking into account future projected cash inflows, there is substantial doubt about our ability to continue as a going concern within twelve months after the date that the financial statements for the three months ended March 31, 2023, are issued. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(7,637)	$(6,497)
Investing activities	9,027	(28,274)
Financing activities	212	2,733
Net increase (decrease) in cash and cash equivalents	$1,602	$(32,038)

Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $7.6 million, which resulted from a net loss of $10.0 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges and other adjustments included $1.2 million in stock-based compensation, $0.1 million in accretion of discount and amortization of premium on investments, and $0.1 million in non-cash interest expense. Changes in operating assets and liabilities included a $2.2 million increase in accounts payable due to timing of invoices paid, a $0.9 million decrease in accrued expenses due to a decrease in accrued audit fees and decrease in accrued bonus, and a $0.1 million increase in prepaid expenses and other assets related to an increase in prepaid research and development balance offset by the amortization of prepaid public company insurance policies.

During the three months ended March 31, 2022, net cash used in operating activities was $6.5 million, which resulted from net income of $3.1 million adjusted for changes in operating assets and liabilities, non-cash charges and other adjustments. Non-cash charges and other adjustments included $10.8 million from a gain recorded from the change in fair value of the earn-out liability, $1.1 million in stock-based compensation, $1.1 million in other expense recorded in connection with the Purchase Agreement with Lincoln Park, $0.4 million from a gain recorded from change in fair value of liability-classified warrants and $0.1 million in non-cash interest expense. Changes in operating assets and liabilities included a $1.2 million decrease in accrued expenses primarily related to payment of bonuses from year-end and a $0.6 million decrease in prepaid expenses and other assets and other non-current assets related to the expensing of prepaid public company insurance policies.

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $9.0 million as a result of the maturities of short-term investments, partially offset by purchases during the period.

During the three months ended March 31, 2022, net cash used in investing activities was $28.3 million as a result of short-term investment purchases.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $0.2 million, which was the result of net proceeds from the issuance of common stock under the ATM Offering Program during the period.

During the three months ended March 31, 2022, net cash provided by financing activities was $2.7 million, which was primarily the result of net proceeds from the issuance of common stock to Lincoln Park under the Purchase Agreement during the period.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023 as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates," in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023.

Recent Accounting Pronouncements

See Note 2 to our financial statements contained elsewhere in this Form 10-Q for information concerning recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2023, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than as set forth below, we do not believe there have been any material changes to the risk factors disclosed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank (“SVB”), Signature Bank, and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”), created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

eFFECTOR Therapeutics, Inc.

Date: May 9, 2023	By:	/s/ Stephen Worland
Stephen Worland, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Michael Byrnes
Michael Byrnes
Chief Financial Officer (Principal Financial and Accounting Officer)