Form 10-Q
period 2023-06-30
eFFECTOR Therapeutics, Inc.
filed 2023-08-08
CIK 1828522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 61,765,616 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share par value data)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$14,714	$8,708
Short-term investments	10,305	17,602
Prepaid expenses and other current assets	956	1,704
Total current assets	25,975	28,014
Property and equipment, net	216	241
Operating lease right-of-use assets	83	111
Other assets	615	711
Total assets	$26,889	$29,077
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,451	$1,486
Accrued expenses	1,923	3,368
Current term loans, net	19,216	19,061
Accrued final payment on term loans, current	1,100	1,100
Lease liabilities, current portion	69	60
Total current liabilities	23,759	25,075
Other accrued liabilities, non-current	484	—
Earn-out liability	6	6
Non-current warrant liability	40	40
Non-current lease liabilities	25	60
Total liabilities	24,314	25,181
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2023 and December 31, 2022; zero shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2023 and December 31, 2022; 61,765,616 shares issued and 61,465,616 shares issued and outstanding as of June 30, 2023; 41,990,383 shares issued and 41,690,383 shares issued and outstanding as of December 31, 2022	6	4
Additional paid-in capital	164,512	147,476
Accumulated other comprehensive income (loss)	1	(18)
Accumulated deficit	(161,944)	(143,566)
Total stockholders' equity	2,575	3,896
Total liabilities and stockholders' equity	$26,889	$29,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Grant revenue	$—	$2,011	$—	2,011
Operating expenses:
Research and development	4,881	6,919	11,490	10,031
General and administrative	2,974	2,973	5,901	6,409
Total operating expenses	7,855	9,892	17,391	16,440
Operating loss	(7,855)	(7,881)	(17,391)	(14,429)
Other income (expense)
Interest income	227	64	453	88
Interest expense	(722)	(505)	(1,411)	(983)
Other income (expense), net	(14)	123	(29)	(563)
Change in fair value of earn-out liability	—	1,284	—	12,041
Total other income (expense)	(509)	966	(987)	10,583
Net loss	$(8,364)	$(6,915)	$(18,378)	$(3,846)
Comprehensive loss:
Net loss	(8,364)	(6,915)	(18,378)	(3,846)
Other comprehensive income (loss)	—	(32)	19	(82)
Comprehensive loss:	$(8,364)	$(6,947)	$(18,359)	$(3,928)
Net loss per share, basic and diluted	$(0.17)	$(0.17)	$(0.41)	$(0.09)
Weighted-average common shares outstanding, basic and diluted	47,828,631	41,118,727	44,930,987	40,984,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	41,690,383	$4	$147,476	$(18)	$(143,566)	$3,896
Issuance of common stock, net of issuance costs	410,836	—	119	—	—	119
Stock-based compensation expense	—	—	1,167	—	—	1,167
Unrealized gain on short-term investments	—	—	—	19	—	19
Net loss	—	—	—	—	(10,014)	(10,014)
Balance at March 31, 2023	42,101,219	$4	$148,762	$1	$(153,580)	$(4,813)
Stock option exercises	56,008	—	29	—	—	29
Issuance of common stock, net of issuance costs - Registered direct offerings	10,650,000	1	14,538	—	—	14,539
Exercise of prefunded warrants - Registered direct offerings	8,564,827	1	8	—	—	9
Issuance of common stock, net of issuance costs	93,562	—	13	—	—	13
Stock-based compensation expense	—	—	1,162	—	—	1,162
Net loss	—	—	—	—	(8,364)	(8,364)
Balance at June 30, 2023	61,465,616	$6	$164,512	$1	$(161,944)	$2,575

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	40,389,975	$4	$138,181	$—	$(120,901)	$17,284
Stock option exercises	4,828	—	3	—	—	3
Issuance of common stock, net of issuance costs	700,549	—	3,791	—	—	3,791
Stock-based compensation expense	—	—	1,137	—	—	1,137
Unrealized loss on short-term investments	—	—	—	(50)	—	(50)
Net income	—	—	—	—	3,069	3,069
Balance at March 31, 2022	41,095,352	$4	$143,112	$(50)	$(117,832)	$25,234
Issuance of common stock, net of issuance costs	57,438	—	94	—	—	94
Stock-based compensation expense	—	—	1,242	—	—	1,242
Unrealized loss on short-term investments	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(6,915)	(6,915)
Balance at June 30, 2022	41,152,790	$4	$144,448	$(82)	$(124,747)	$19,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(18,378)	$(3,846)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	55	8
Accretion of discount and amortization of premium on investments, net	(197)	122
Stock-based compensation	2,329	2,379
Gain on change in fair value of warrant liability	—	(598)
Gain on change in fair value of earn-out liability	—	(12,041)
Other expense related to equity purchase agreement	29	1,161
Non-cash interest expense	155	188
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	766	2,032
Other non-current assets	96	96
Accounts payable	(60)	662
Accrued expenses	(1,027)	(1,096)
Operating lease right-of-use assets and liabilities, net	3	(2)
Net cash used in operating activities	(16,229)	(10,935)
Investing activities:
Purchases of fixed assets	(41)	(134)
Maturities of short-term investments	20,750	10,000
Purchases of short-term investments	(13,256)	(34,971)
Net cash provided by (used in) investing activities	7,453	(25,105)
Financing activities:
Payment of debt issuance costs	—	(37)
Proceeds from exercise of common stock options and warrants	38	3
Proceeds from issuance of common stock - Registered direct offerings, net of issuance costs	14,642	—
Proceeds from issuance of common stock including ESPP, net of issuance costs	102	2,725
Net cash provided by financing activities	14,782	2,691
Net increase (decrease) in cash and cash equivalents	6,006	(33,349)
Cash and cash equivalents at beginning of period	8,708	49,702
Cash and cash equivalents at end of period	$14,714	$16,353
Supplemental disclosure of cash flow information:
Interest paid	$1,221	$824
Supplemental disclosure of non-cash investing and financing activities:
Issuance of commitment shares	—	862
Accrued issuance costs	103	—
Purchases of fixed assets included in accounts payable and accrued expenses	1	26

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

Pursuant to the terms of the Merger Agreement, a business combination between LWAC and Old eFFECTOR was effected through the merger of the Merger Sub with and into Old eFFECTOR, with Old eFFECTOR becoming the surviving company and a wholly-owned subsidiary of LWAC with the name of eFFECTOR Therapeutics Operations, Inc. On August 25, 2021, and in connection with the closing of the business combination (the "Business Combination"), LWAC was renamed eFFECTOR Therapeutics, Inc. ("eFFECTOR" or the "Company"). All outstanding preferred shares of Old eFFECTOR converted into common shares of Old eFFECTOR on a 1:1 basis, which were then converted, along with all outstanding common shares of Old eFFECTOR, into common shares of the surviving eFFECTOR company through application of an exchange ratio of approximately 0.09657.

The Company is a clinical-stage biopharmaceutical company focused on pioneering the development of a new class of oncology drugs the Company refers to as selective translation regulator inhibitors ("STRIs"). The Company’s principal operations are in the United States, with its headquarters in Solana Beach, California. The Company has devoted substantially all of its resources to raising capital, identifying potential product candidates, establishing its intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. The Company has not generated revenues from its principal operations, other than from licensing and grant revenue, through June 30, 2023.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all the disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2023.

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

The Company has experienced net losses and negative cash flows from operating activities since its inception, aside from the years ended December 31, 2021 and December 31, 2020 when net income was realized as a result of a gain in fair value recognized associated with the earn-out liability and revenue in connection with the Research Collaboration and License Agreement with Pfizer, respectively. The Company has an accumulated deficit of $161.9 million at June 30, 2023. For the six months ended June 30, 2023, the Company used $16.2 million in cash for operations. At June 30, 2023, the Company had cash and cash equivalents and short-term investments of $25.0 million. The Company anticipates that its expenses will increase significantly in connection with its ongoing activities to support its research and development efforts, and it expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date that these financial statements for the three and six months ended June 30, 2023 are issued. The principal payments due under the Oxford Loans (as defined below), and the related accrued final payment, have been classified as current liabilities as of June 30, 2023, due to the considerations discussed above and the assessment that the material adverse change clause under the Oxford Loans is not within the Company’s control. The Company has not been notified of an event of default by the lender as of the date of issuance of these financial statements.

The Company’s ability to continue as a going concern is dependent upon its ability to receive additional capital. Management intends to raise additional capital through equity offerings or other capital sources, including potential additional collaborations, licenses and other similar arrangements. Additionally, the Company may receive additional milestone payments from the Research Collaboration and License Agreement with Pfizer (described in Note 12), through the issuance of common stock under the equity purchase agreement (the "Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park") (described in Note 9) or through the issuance of common stock under the at-the-market offering program (described in Note 9) with Cantor Fitzgerald & Co ("Cantor"). However, the Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all, and may not receive any milestone payments. Without additional capital, the Company may be forced to delay, scale back or eliminate some of its research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations, or may be required to pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of its stockholders.

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

Public and Private Placement Warrants

Upon completion of the Business Combination, the Company assumed public and private placement warrants that were issued by LWAC in connection with their initial public offering in January 2021 whereby holders of the public and private placement warrants are entitled to acquire common stock of the Company. The Company has concluded that the public warrants are equity-classified. Because the settlement value of the private placement warrants is dependent, in part, on who holds the warrants at the time of settlement, they are not considered indexed to the Company's stock and are therefore recorded as liabilities. Warrants classified as liabilities are recorded at their estimated fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. The Company estimates the fair value of these warrants using the Black-Scholes option pricing model.

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

The Company has determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR shareholders is not indexed to the Company's stock under Accounting Standards Codification ("ASC") 815-40 and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to our common stock, and as such liability classification is required. Equity-linked instruments classified as liabilities are recorded at their estimated fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

The Company has determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event. The fair value of the option holder Earn-Out Shares is recorded as share-based compensation over the derived service period of the Monte Carlo simulation valuation model, recognized in research and development and general and administrative expense in the consolidated statements of operations and comprehensive loss.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains or losses on available-for-sale investments. The Company presents comprehensive loss and its components as part of the consolidated statements of operations and comprehensive loss.

Cash, Cash Equivalents and Short-term Investments

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of money market funds and U.S. Treasury securities with an original maturity of three months or less at the date of purchase.

Short-term Investments

Short-term investments consist of U.S. Treasury securities, classified as available-for-sale securities and have maturities of greater than three months but less than one year. The Company has classified all of its available-for-sale securities as current assets on the balance sheets because these are considered highly liquid securities and are available for use in current operations. The Company carries these securities at fair value and reports unrealized gains and losses as a separate component of accumulated other comprehensive income (loss). Amortization and accretion of any purchase premiums or discounts is included in interest income in the consolidated statements of operations and comprehensive loss.

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

Basic net income (loss) per share is calculated by dividing income (loss) allocable to common shareholders by the weighted-average number of common shares outstanding, during the period. The Company calculates diluted net income per share using the more dilutive of the 1) treasury stock method, if-converted method, or contingently issuable share method, as applicable, or 2) the two-class method.

Due to the Company recording net loss for the three and six months ended June 30, 2023 and 2022 and none of the outstanding securities being dilutive for those periods, basic and diluted loss per share are the same for each respective period presented.

Potentially dilutive securities as of June 30, 2023 and 2022 are as follows (in common stock equivalent shares):

	As of June 30,
	2023	2022
Common stock warrants	19,214,827	—
Placement agent warrants	1,345,038	—
Public warrants	5,833,323	5,833,323
Private placement warrants	181,667	181,667
Earn-Out Shares	5,000,000	5,000,000
Unvested sponsor shares	300,000	300,000
Stock options outstanding	11,678,262	8,102,034
Total	43,553,117	19,417,024

3.
Business Combination

As discussed in Note 1, on August 25, 2021, the Company completed the Business Combination pursuant to the Merger Agreement. Upon closing of the Business Combination, the combined company was renamed eFFECTOR Therapeutics, Inc.

In connection with the closing of the Business Combination, the LWAC sponsor received 4,056,250 shares of eFFECTOR common stock, of which 300,000 shares were subject to vesting if, on or prior to August 25, 2024, the price of shares of common stock equals or exceeds $15.00 per share for a period of at least 20 trading days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination (the "Sponsor Shares"). The 300,000 Sponsor Shares subject to vesting meet the criteria for equity classification, but are not considered outstanding from an accounting perspective. These shares are considered issued but not outstanding as of June 30, 2023 and June 30, 2022, and have been excluded from outstanding shares in the calculation of loss per share for the three and six months ended June 30, 2023 and 2022.

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

The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2023	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$12,731	$12,731	$—	$—
U.S. Treasury securities	1,983	—	1,983	—
Short-term investments:
U.S. Treasury securities	10,305	—	10,305	—
Total assets	$25,019	$12,731	$12,288	$—
Liabilities
Private placement warrant liability	$40	$—	$—	$40
Earn-out liability	6	—	—	6
Total liabilities	$46	$—	$—	$46

		Fair Value Measurements Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$8,708	$8,708	$—	$—
Short-term investments:
U.S. Treasury securities	17,602	—	17,602	—
Total assets	$26,310	$8,708	$17,602	$—
Liabilities
Private placement warrant liability	$40	$—	$—	$40
Earn-out liability	6	—	—	6
Total liabilities	$46	$—	$—	$46

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $12.7 million and $8.7 million as of June 30, 2023 and December 31, 2022, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $12.3 million as of June 30, 2023 were classified as Level 2 instruments, $2.0 million of which is included in cash and cash equivalents and $10.3 million of which is included in short-term investments. The marketable securities of $17.6 million as of December 31, 2022 were classified as Level 2 instruments, all of which are included in short-term investments. Accrued interest receivable related to short-term investments was $72,000 and $27,000 as of June 30, 2023 and December 31, 2022, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The following tables summarize the Company’s short-term investments accounted for as available-for-sale securities as of June 30, 2023 and December 31, 2022 (in thousands):

			June 30, 2023
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	1 year or less	$12,287	$2	$(1)	$12,288
		$12,287	$2	$(1)	$12,288

			December 31, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	1 year or less	$17,620	$1	$(19)	$17,602
		$17,620	$1	$(19)	$17,602

Private Placement Warrant Liability

In connection with the Business Combination, the Company assumed the public and private placement warrants described in Note 2. The private placement warrants are precluded from equity treatment and are recorded as liabilities as they are not considered indexed to the Company's common stock. The private placement warrant liability is measured at fair value, using a combination of observable and unobservable inputs. The change in fair value of the private placement warrant liability is recorded in other income (expense) on the statement of operations and comprehensive loss. The following key assumptions were used in determining the fair value of the private placement warrant liability valued using the Black-Scholes option pricing model as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Common stock price	$0.83	$0.43
Expected volatility	125.0%	125.0%
Risk-free interest rate	4.5%	4.2%
Expected term (in years)	3.2	3.7
Expected dividend yield	—	—

The following table presents activity for the private placement warrant liability measured at fair value using significant unobservable Level 3 inputs during the six months ended June 30, 2023 (in thousands):

Private Placement Warrant Liability
Balance at December 31, 2022	$40
Change in fair value	—
Balance at June 30, 2023	$40

Earn-Out Liability

Former holders of shares of Old eFFECTOR common stock were allocated Earn-Out Shares in connection with the completion of the Business Combination with LWAC which are accounted for as liabilities. Please refer to Note 10 for additional details surrounding the valuation methodology for these Earn-Out Shares.

5.
Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Lab equipment	$30	$30
Computer and office equipment	154	149
Furniture and fixtures	78	61
Leasehold improvements	188	188
Construction in process	37	29
	487	457
Less accumulated depreciation and amortization	(271)	(216)
	$216	$241

The Company recorded depreciation and amortization expense of approximately $27,000 and $3,000 for the three months ended June 30, 2023 and 2022, respectively, and approximately $55,000 and $8,000 for the six months ended June 30, 2023 and 2022, respectively.

6.
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Employee compensation	$946	$1,385
Research and development	465	1,206
Professional and outside services	298	112
Interest	212	197
Other	2	468
	$1,923	$3,368

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

On February 22, 2022, the Company entered into an amendment to the Oxford LSA whereby the interest only period for the Term A Loans will end on March 1, 2024, instead of May 1, 2023. In connection with the amendment, the maturity of the Term A Loans was extended from March 18, 2026 to February 1, 2027. Additionally, Term B Loans would have become available to the Company after January 1, 2023 upon achievement of certain clinical development milestones, until the earlier of (i) June 30, 2023, (ii) 45 days after the achievement of certain clinical development milestones, and (iii) the occurrence of an event of default. As the Company did not achieve the clinical development milestones by June 30, 2023, it no longer has access to the additional $10.0 million under the Term B Loans.

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

The Company recorded a debt discount of $1.6 million for the estimated fair value of warrants, debt issuance costs, and final payment to be made, which is being amortized to interest expense over the term of the loan using the effective-interest method. As of June 30, 2023 and December 31, 2022, the Company had $20.0 million of outstanding principal under the Term A Loans of which $19.2 million is reflected on the balance sheet net of debt discounts. Interest expense, including amortization of debt discount related to the Oxford Term A Loans, totaled $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively. The Company is in compliance with all covenants under the Oxford LSA as of June 30, 2023. The Term A Loans include customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term A Loans. The principal payments due under the Oxford Loans, and the related accrued final payment, have been classified as current liabilities as of June 30, 2023, due to the considerations discussed in the Liquidity section of Note 1. The Company has not been notified of an event of default by the lender as of the date of issuance of these financial statements.

Based on the outstanding principal amounts for the Company’s Term A Loans, the following table sets forth by year the Company’s required future principal payments as of June 30, 2023 (in thousands):

As of June 30, 2023
2024	$5,555
2025	6,667
2026	6,667
2027	1,111
Required future principal payments	$20,000
Unamortized debt discount	(784)
Current term loans, net as of June 30, 2023	$19,216

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

Private placement warrants are liability-classified (See Note 4) and the public warrants are equity-classified. The following table summarizes the number of outstanding public warrants and private placement warrants and the corresponding exercise price as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022	Exercise Price	Expiration Date
Public warrants	5,833,323	5,833,323	$11.50	August 24, 2026
Private placement warrants	181,667	181,667	$11.50	August 24, 2026

Warrants - 2023 Registered Direct Offerings

In May 2023, the Company completed a registered direct offering (“May 2023 Registered Direct Offering”) which included the issuance of 6,750,382 shares of common stock in the form of pre-funded warrants with a purchase price of $0.654 per share and an exercise price of $0.001 (the “May 2023 Pre-Funded Warrants”). The May 2023 Pre-Funded Warrants were immediately exercised. Additionally, in a concurrent private placement, the Company issued warrants to purchase up to 11,450,382 shares of common stock (the “May 2023 Common Stock Warrants”) with an exercise price of $0.53 per share. The May 2023 Common Stock Warrants will expire on November 30, 2028, which is five and one-half years from the issuance date. Further, the Company issued warrants to designees of the placement agent to purchase up to 801,527 shares of common stock ("May 2023 Placement Agent Warrants") with an exercise price of $0.8188 per share. The May 2023 Placement Agent Warrants will expire on May 26, 2028, which is five years following the commencement of sales in the May 2023 Registered Direct Offering. See Note 9 for additional detail surrounding the May 2023 Registered Direct Offering.

In June 2023, the Company completed a registered direct offering (“June 2023 Registered Direct Offering”) which included the issuance of 1,814,445 shares of common stock in the form of pre-funded warrants with a purchase price of $1.124 per share and an exercise price of $0.001 (the “June 2023 Pre-Funded Warrants”). The June 2023 Pre-Funded Warrants were immediately exercised. Additionally, in a concurrent private placement, the Company issued warrants to purchase up to 7,764,445 shares of common stock (the “June 2023 Common Stock Warrants”) with an exercise price of $1.00 per share. The June 2023 Common Stock Warrants will expire on December 8, 2028, which is five and one-half years from the issuance date. Further, the Company issued warrants to designees of the placement agent to purchase up to 543,511 shares of common stock ("June 2023 Placement Agent Warrants") with an exercise price of $1.4063 per share. The June 2023 Placement Agent Warrants will expire on June 6, 2028, which is five years following the commencement of sales in the June 2023 Registered Direct Offering. See Note 9 for additional detail surrounding the June 2023 Registered Direct Offering.

The common stock warrants and placement agent warrants are equity-classified. The following table summarizes the number of outstanding common stock warrants and placement agent warrants and the corresponding exercise price as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022	Exercise Price	Expiration Date
May 2023 Common Stock Warrants	11,450,382	—	$0.53	November 30, 2028
May 2023 Placement Agent Warrants	801,527	—	$0.8188	May 26, 2028
June 2023 Common Stock Warrants	7,764,445	—	$1.00	December 8, 2028
June 2023 Placement Agent Warrants	543,511	—	$1.4063	June 6, 2028

9.
Preferred Stock and Stockholders’ Equity

Purchase Agreement

On January 24, 2022, the Company entered into the Purchase Agreement and a registration rights agreement with Lincoln Park which provides for the sale to Lincoln Park up to $50.0 million of shares (the “Purchase Shares”) of the Company's common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park made an initial purchase of $3.0 million of shares of common stock, which equated to 557,610 shares of common stock, and the Company issued 142,939 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. As of June 30, 2023, a total of 30,000 shares of common stock have been sold in addition to the upfront amount, with such shares sold during the three months ended June 30, 2022. There were no purchases under the Purchase Agreement during the three and six months ended June 30, 2023.

Under the Purchase Agreement, the Company has sole discretion, subject to certain conditions, on any business day selected by the Company to require Lincoln Park to purchase up to 30,000 shares of common stock (the “Regular Purchase Amount”) at the Purchase Price (as defined below) per purchase notice (each such purchase, a “Regular Purchase”). The Regular Purchase Amount may be increased as follows: to up to 50,000 shares if the closing price is not below $5.00, and up to 75,000 shares if the closing price is not below $10.00. Lincoln Park’s committed obligation under each Regular Purchase is capped at $2,500,000, unless the Parties agree otherwise. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to the lesser of: (i) the lowest sale price of the common shares during the Purchase Date (as defined in the Purchase Agreement), or (ii) the average of the three (3) lowest closing sale prices of the common shares during the ten (10) business days prior to the Purchase Date.

In addition to Regular Purchases and subject to certain conditions and limitations, the Company in its sole discretion may require Lincoln Park on each Purchase Date to purchase on the following business day up to the lesser of (i) three (3) times the number of shares purchased pursuant to such Regular Purchase or (ii) 25% of the trading volume on the Accelerated Purchase Date (as defined in the Purchase Agreement) (the “Accelerated Purchase”) (unless the Parties agree otherwise) at a purchase price equal to the lesser of 97% of (i) the closing sale price on the Accelerated Purchase Date, or (ii) the Accelerated Purchase Date’s volume weighted average price (the “Accelerated Purchase Price”). The Company has the sole right to set a minimum price threshold for each Accelerated Purchase in the notice provided with respect to such Accelerated Purchase and under certain circumstances and in accordance with the Purchase Agreement the Company may direct multiple Accelerated Purchases in a day.

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

At-the-Market Offering Program

In September 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the "Sales Agreement") with Cantor, under which the Company may, from time to time, sell shares of the Company’s common stock having an aggregate offering price of up to $15.0 million in “at the market” offerings (the "ATM Offering Program") through Cantor. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with Cantor. Cantor will receive a commission from the Company of 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the six months ended June 30, 2023, the Company sold an aggregate of 410,836 shares of common stock at a weighted-average price of $0.56 per share for gross proceeds of approximately $0.2 million under the ATM Offering Program. Offering costs, including commissions, of approximately $0.1 million were recorded as an offset to gross proceeds within additional paid-in capital.

2023 Registered Direct Offerings

The May 2023 Registered Direct Offering included the issuance and sale of an aggregate of 4,700,000 shares of the Company’s common stock at a purchase price of $0.655 per share in a registered direct offering priced at-the-market under Nasdaq rules. In addition, the offering included the issuance of the May 2023 Pre-Funded Warrants, which were immediately exercised, and the May 2023 Common Stock Warrants. The Company received gross proceeds from the May 2023 Registered Direct Offering of $7.5 million with net proceeds of approximately $6.7 million after deducting $0.8 million in commissions and other transaction costs.

In connection with the May 2023 Registered Direct Offering, the Company paid H.C. Wainwright & Co., LLC, as exclusive placement agent, an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering and a management fee equal to 1.0% of the gross proceeds received by the Company from the offering. The Company also paid the placement agent $75,000 for non-accountable expenses and $15,950 for clearing fees. Additionally, the Company issued designees of the placement agent the May 2023 Placement Agent Warrants, equal to 7.0% of the aggregate number of shares of common stock and pre-funded warrants placed in the offering.

The June 2023 Registered Direct Offering included the issuance and sale of an aggregate of 5,950,000 shares of the Company’s common stock at a purchase price of $1.125 per share in a registered direct offering priced at-the-market under Nasdaq rules. In addition, the offering included the issuance of the June 2023 Pre-Funded Warrants, which were immediately exercised, and the June 2023 Common Stock Warrants. The Company received gross proceeds from the June 2023 Registered Direct Offering of $8.7 million with net proceeds of approximately $7.8 million after deducting $0.9 million in commissions and other transaction costs.

In connection with the June 2023 Registered Direct Offering, the Company paid H.C. Wainwright & Co., LLC, as exclusive placement agent, an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering and a management fee equal to 1.0% of the gross proceeds received by the Company from the offering. The Company also paid the placement agent $50,000 for non-accountable expenses and $15,950 for clearing fees. Additionally, the Company issued designees of the placement agent the June 2023 Placement Agent Warrants, equal to 7.0% of the aggregate number of shares of common stock and pre-funded warrants placed in the offering.

Preferred Stock

Upon closing of the Business Combination transaction, pursuant to the terms of the Amended and Restated Certificate of Incorporation, 100,000,000 shares of preferred stock with a par value of $0.0001 per share were authorized. eFFECTOR's Board of Directors (the "Board of Directors") has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock immediately after the closing of the Business Combination and no preferred stock has been issued as of June 30, 2023.

Employee Stock Purchase Plan

The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. An aggregate of 880,000 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by our Board of Directors; provided that the total number of shares of common stock that become available for issuance under the ESPP will never exceed 15,000,000. If our capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the ESPP will be appropriately adjusted. As of June 30, 2023, 1,524,183 shares were reserved for future issuance under the ESPP. During the three and six months ended June 30, 2023, 93,562 shares of common stock were issued under the ESPP. During the three and six months ended June 30, 2022, 27,428 shares of common stock were issued under the ESPP.

2013 Equity Incentive Plan

Prior to the Business Combination, Old eFFECTOR maintained its 2013 Equity Incentive Plan (the “2013 Plan”), under which Old eFFECTOR granted incentive stock options, restricted stock awards, and other stock-based awards to employees, directors, and non-employee consultants. Upon completion of the Business Combination, the Company ceased granting awards under the 2013 Plan and, as described below, all awards under the 2013 Plan were converted into awards under the 2021 Plan with the same terms and conditions. As of August 25, 2021, prior to the Business Combination transaction, 3,920,657 Old eFFECTOR options remained outstanding under the 2013 Plan. As of June 30, 2023, the number of shares reserved and options outstanding under the 2013 Plan was 3,314,227. There were zero shares available for grant under the 2013 Plan as of June 30, 2023. In connection with the completion of the Business Combination and the adoption of the 2021 Plan, no further awards will be granted under the 2013 Plan.

2021 Equity Incentive Plan

In connection with the consummation of the Business Combination on August 25, 2021, the Board of Directors approved the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”). As of June 30, 2023, 11,153,615 shares of common stock are authorized for issuance pursuant to awards under the 2021 Plan, inclusive of any shares of common stock subject to stock options, restricted stock awards or other awards that were assumed in the Business Combination. As of June 30, 2023, 8,948,410 options to purchase common shares have been awarded and 2,789,580 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

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

A summary of the Company’s stock option activity under the plans is as follows (in thousands, except share and per share amounts and years):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	8,738,880	$2.73	7.4	$—
Granted	3,350,001	0.49	9.6
Exercised	(56,008)	0.52	—
Cancelled or forfeited	(354,611)	2.10	7.0
Outstanding at June 30, 2023	11,678,262	$2.12	7.7	$1,375
Vested and exercisable at June 30, 2023	5,681,498	$2.40	6.1	$228

For the six months ended June 30, 2023 the total fair value of vested options was $2.7 million. The weighted-average grant date fair value of employee and non-employee option grants during the six months ended June 30, 2023 was $0.35 per share.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense specifically related to stock options of $1.2 million and $2.3 million for the three and six months ended June 30, 2023, and $1.2 million and $2.1 million for the three and six months ended June 30, 2022, respectively. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.6% - 4.1%	1.7% - 3.3%
Expected volatility	84% - 85%	82% - 86%
Expected term (in years)	5.3 - 6.1	5.2 - 6.1
Expected dividend yield	0%	0%

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

As of June 30, 2023, the unrecognized compensation cost related to outstanding employee options was $6.5 million and is expected to be recognized as expense over approximately 2.5 years. Unrecognized compensation cost related to outstanding nonemployee options was $1.1 million as of June 30, 2023, and is expected to be recognized as expense over approximately 1.2 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of June 30, 2023:

June 30, 2023
Stock options issued and outstanding	11,678,262
Public warrants issued and outstanding	5,833,323
Private placement warrants issued and outstanding	181,667
Common stock warrants issued and outstanding	19,214,827
Placement agent warrants issued and outstanding	1,345,038
Earn-Out shares	5,000,000
Unvested sponsor shares	300,000
Authorized for future stock awards or option grants	2,789,580
Authorized for future issuances under the ESPP	1,524,183
Total	47,866,880

10.
Earn-Out Shares

In accordance with the Merger Agreement, 5,000,000 Earn-Out Shares are contingently issuable to Old eFFECTOR stockholders and option holders upon the occurrence of the Triggering Event, defined within the Merger Agreement as the date on which the common stock price equals or exceeds $20.00 over at least 20 trading days out of 30 consecutive trading day period for the two-year period following the close date of the Business Combination. As of June 30, 2023 and December 31, 2022, the stockholders and option holders would be eligible to receive approximately 4,561,353 and 438,647 Earn-Out Shares, respectively.

The fair value per share of the Earn-Out Shares was less than $0.01 as of June 30, 2023 and December 31, 2022. The fair value was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the earn-out period using the most reliable information available. Assumptions used in the valuation were as follows:

	June 30, 2023	December 31, 2022
Stock price	$0.83	$0.43
Expected volatility	115.0%	115.0%
Risk-free interest rate	5.4%	4.8%
Forecast period (in years)	0.2	0.6
Cost of equity	20.0%	20.0%

Old eFFECTOR Shareholders

The Company has determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR shareholders is not indexed to the Company's stock under ASC 815-40 and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to the common stock of the Company, and as such liability classification is required. As of the consummation date of the Business Combination, the estimated fair value of the shareholder Earn-Out Shares was approximately $61.0 million and the Company will revalue the liability each reporting period with the changes in fair value being recorded to the consolidated statements of operations and comprehensive loss. There was no increase or decrease in the earn-out liability during the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, there was a decrease in the earn-out liability of $1.3 million and $12.0 million, respectively, which was recorded as a gain on change in fair value within the statement of operations and comprehensive loss. In accordance with the Merger Agreement, Earn-Out Shares attributable to Old eFFECTOR option holders who discontinue providing service before the occurrence of the Triggering Event are reallocated to the remaining eligible stockholders and option holders.

The following table presents activity for the earn-out liability measured at fair value using significant unobservable Level 3 inputs at December 31, 2022 and June 30, 2023 (in thousands):

Earn-out Liability
Balance at December 31, 2022	$6
Change in fair value	—
Balance at June 30, 2023	$6

Old eFFECTOR Option Holders

The contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event. The fair value of the option holder Earn-Out Shares at the consummation date of the Business Combination was approximately $7.9 million, which was recorded as share-based compensation over the derived service period of 0.36 years following the consummation of the Business Combination. There was zero share-based compensation recorded for the three and six months ended June 30, 2023 related to the Earn-Out Shares. For the three and six months ended June 30, 2022, there was approximately zero and $0.3 million, respectively, recorded in share-based compensation related to the Earn-Out Shares and the derived service period was completed as of March 31, 2022, with no additional share-based compensation expense to be recorded.

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

In July 2021, the Company entered into an amendment to the license agreement to confirm the impact of the Business Combination on the license agreement, including clarifying that in connection with the closing of the Business Combination, the Company would pay UCSF a one-time cash payment of approximately $1.0 million. The $1.0 million payment was made to UCSF in August 2021 in connection with the close of the Business Combination. The Company is also required to make cash milestone payments to UCSF upon the completion of certain clinical and regulatory milestones for the licensed products. No milestone events occurred during the three and six months ended June 30, 2023 and June 30, 2022. The aggregate remaining potential milestone payments are approximately $375,000.

The Company paid an annual minimum royalty of $15,000 to UCSF during each of the six months ended June 30, 2023 and 2022. All license related fees were recorded as research and development expense.

12.
Research Collaboration and License Agreement

In December 2019, the Company entered into a Research Collaboration and License Agreement (the “Pfizer Agreement”) with Pfizer to research and develop small molecules that target eIF4E.

Under the Pfizer Agreement, the Company was responsible for initial research in collaboration with Pfizer, and Pfizer is responsible for all further development of the program, including submission of an investigational new drug application and conducting all clinical development and commercialization activities. Pfizer is obligated to use commercially reasonable efforts to develop and seek regulatory approval for a licensed product, and commercialize a licensed product where Pfizer has received regulatory approval, in the United States and certain other countries. In the event the Company exercises its co-funding and co-promotion option, a joint steering committee will oversee the development plan and budget of the co-developed product, and the Company will have the responsibility to conduct a portion of product marketing presentations to healthcare providers.

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

There was no revenue recorded in connection with this agreement for the three and six months ended June 30, 2023 and 2022 because all development and sales milestones (variable consideration) were fully constrained.

13.
DARPA Grant Revenue

In April 2021, the Company entered into a Research Subaward Agreement with UCSF (the "Subaward Agreement"), whereby up to $5.0 million in allowable costs were reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19. Under the terms of the Subaward Agreement, the Company was obligated to provide financial and technical reports to UCSF on a periodic basis. The Subaward Agreement can be terminated by either party upon written notice and also in the event that DARPA suspends or terminates its cooperative agreement with UCSF. The initial award period for the Subaward Agreement ended in December 2021, and in April 2022 the Company received an extension of the award period to December 2022, with the same maximum $5.0 million reimbursement amount. The Company did not recognize any revenue under the Subaward Agreement in the three and six months ended June 30, 2023. The Company recognized $2.0 million of revenue under the Subaward Agreement in the three and six months ended June 30, 2022. As of December 31, 2022, the Company exhausted the full $5.0 million of allowable reimbursable costs under the Subaward Agreement.

14.
Commitments and Contingencies

Leases

In September 2021, the Company entered a non-cancelable three-year lease for certain office space in Solana Beach, California, with an option to renew for an additional three-year term. The initial term of the lease started on November 1, 2021, and is serving as the Company's headquarters. Rent expense under this lease was $16,000 and $33,000 for the three and six months ended June 30, 2023 and 2022, respectively.

During the three and six months ended June 30, 2023, the Company paid $17,000 and $30,000, respectively, in lease payments. During the three and six months ended June 30, 2022, the Company paid $18,000 and $35,000, respectively, in lease payments. All lease payments were included in operating activities in the statements of cash flows.

The following table summarizes supplemental balance sheet information related to leases as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$83	$111
Total right-of-use assets	83	111
Liabilities
Operating lease liabilities, current	69	60
Operating lease liabilities, non-current	25	60
Total operating lease liabilities	$94	$120

As of June 30, 2023, the future minimum annual lease payments under the existing operating leases were as follows (in thousands, except for weighted-average remaining lease term and weighted-average discount rate):

Remainder of 2023	$37
2024	62
Total remaining lease payments	99
Less: imputed interest	(5)
Total operating lease liabilities	94
Less: current portion	(69)
Long-term operating lease liabilities	$25
Weighted-average remaining lease term (in years)	1.33
Weighted-average discount rate	8%

15.
Employee Benefits

The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. Through June 30, 2023, the Company made no matching contributions.

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

Our lead product candidate, tomivosertib, is an oral small-molecule inhibitor of MNK that we are developing in combination with inhibitors of anti-PD-(L)1 therapy, for the treatment of patients with solid tumors. In the second quarter of 2021, we initiated dosing in KICKSTART, our randomized Phase 2b clinical trial evaluating tomivosertib in combination with pembrolizumab in patients with metastatic non-small cell lung cancer (“NSCLC”) with PD-L1 expression level greater than or equal to 50% (“PD-L1≥50%”). Pembrolizumab is owned and marketed by Merck for frontline NSCLC and several other indications. We anticipate reporting topline data from the KICKSTART trial in the second half of 2023. Our second product candidate, zotatifin, is an inhibitor of eIF4A, a component of the eIF4F complex, and is currently being evaluated in a Phase 1/2 clinical trial in patients with certain solid tumors. We have completed the initial dose escalation portion of this trial and are currently evaluating zotatifin in combination with fulvestrant and abemaciclib ("ZFA triplet") in a Phase 2a open-label expansion cohort in patients with ER+ breast cancer. In light of the favorable safety results observed in the Phase 1/2 clinical trial and target engagement data generated to date, we have also resumed dose escalation of zotatifin in combination with fulvestrant ("ZF doublet") in patients with ER+ breast cancer to determine if a higher dose of zotatifin can be utilized in future clinical studies. To date, we’ve reported data from four cohorts including patients with ER+ breast cancer, which demonstrated that zotatifin appeared to be safe, well tolerated and showed signals of activity, including partial responses in heavily pretreated ER+ breast cancer patients. We reported topline results for the fully enrolled ZFA triplet cohort in ER+ breast cancer at the American Society of Clinical Oncology ("ASCO") 2023 Annual Meeting in June, where partial responses were observed in 5 of 19 (26%) evaluable patients treated with the ZFA triplet. In addition, a partial response was observed in 1 of 3 (33%)

patients in the resumed dose escalation cohort of the ZF doublet. Both ZFA and ZF combinations were generally well tolerated with a large majority of adverse events Grade 1 or 2. Additional data from the dose escalation portion of the trial is anticipated in the second half of 2023. We have also completed a Phase 1b clinical trial evaluating zotatifin as an antiviral agent against SARS-CoV-2. The study was a double-blind, randomized, placebo-controlled trial evaluating the safety and antiviral activity of a single dose of zotatifin. In this trial, zotatifin was found to be safe and well-tolerated, and demonstrated favorable trends in several assessments of viral clearance compared to placebo. We have entered into a global collaboration and license agreement with Pfizer for our earliest stage program, inhibitors of eIF4E, and Pfizer is currently conducting investigational new drug application (“IND”) enabling studies for this program.

Since our inception in 2012 we have devoted substantially all of our resources to raising capital, identifying potential product candidates, establishing our intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. As of June 30, 2023, we have raised a total of $318.8 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer ("Pfizer Agreement"), $35.0 million from loans under credit facilities, $16.2 million in gross proceeds from the sale of common stock in the May 2023 Registered Direct Offering (as defined below) and June 2023 Registered Direct Offering (as defined below), $3.1 million gross proceeds from the sale of common stock under the equity purchase agreement ("Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), $5.0 million in grant revenue under the Research Subaward Agreement with The Regents of the University of California, on behalf of its San Francisco campus ("UCSF"), and $0.5 million in gross proceeds from the sale of common stock under our Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co ("Cantor"). Other than with respect to the net income generated as a result of revenue under the Pfizer Agreement generated in 2020 and the net income generated in 2021 as a result of the change in valuation of the earn-out liability in 2021, we have incurred significant operating losses since our inception. For the three and six months ended June 30, 2022, our net loss for the respective periods was $6.9 million and $3.8 million, and for the three and six months ended June 30, 2023, we had a net loss for the respective periods of $8.4 million and $18.4 million. As of December 31, 2022 and June 30, 2023, we had an accumulated deficit of $143.6 million and $161.9 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with the research and development of our product candidates and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and losses for at least the next several years. We anticipate our expenses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. As of June 30, 2023, we had $25.0 million in cash, cash equivalents and short-term investments. To fund further operations, we will need to raise additional capital. Our current capital resources will not be sufficient for us to complete the clinical development of any of our product candidates or, if applicable, to prepare for commercializing any product candidate which may receive approval from the FDA or comparable foreign regulatory authority. Accordingly, we expect to finance our cash needs through a combination of equity offerings, debt financings, or other capital sources, including potential additional collaborations, licenses, and other similar arrangements. Adequate funding may not be available to us on acceptable terms, if at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
External development program expenses:
tomivosertib (eFT508)	$1,968	$2,919	$4,520	$3,824
zotatifin (eFT226)	1,274	1,964	3,492	2,673
eIF4E	—	—	—	8
Unallocated internal research and development expenses:
Personnel related	1,232	1,316	2,537	2,434
Other	407	720	941	1,092
Total research and development expenses	$4,881	$6,919	$11,490	$10,031

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

Interest Expense

Interest expense recorded in the three and six months ended June 30, 2023 and 2022 consisted of amounts attributable to our outstanding term loan with Oxford Financial LLC (“Oxford”).

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Period-to- Period
	2023	2022	Change
Grant revenue	$—	$2,011	$(2,011)
Operating expenses:
Research and development	4,881	6,919	(2,038)
General and administrative	2,974	2,973	1
Total operating expenses	7,855	9,892	(2,037)
Loss from operations	(7,855)	(7,881)	26
Other income (expense)	(509)	966	(1,475)
Net loss	$(8,364)	$(6,915)	$(1,449)

Grant Revenue

Grant revenue was zero and $2.0 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in grant revenue is due to the timing associated with grant completion, which concluded as of December 31, 2022.

Research and Development Expenses

Research and development expenses were $4.9 million and $6.9 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in research and development expenses of $2.0 million was primarily due to a $1.0 million decrease for the tomivosertib program and a $0.7 million decrease for the zotatifin program due to lower external development expenses associated with the timing of clinical trial activities and manufacturing related activities. Further, there was a $0.3 million decrease in consultant costs in the three months ended June 30, 2023 as compared to the same period in 2022.

General and Administrative Expenses

General and administrative expenses were $3.0 million for both of the three month periods ended June 30, 2023 and 2022. There was a $0.2 million increase in personnel-related costs in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Further, there was a $0.2 million increase in patent and corporate legal costs in the three months ended June 2023 as compared to the three months ended June 30, 2022. These increases were offset by a $0.4 million decrease in other general and administrative costs primarily related to insurance costs.

Other Income (Expense)

Other expense was $0.5 million for the three months ended June 30, 2023 and other income was $1.0 million for the three months ended June 30, 2022. The decrease of $1.5 million was mostly due to the change in fair value of the earn-out liability and warrant liability during the three months ended June 30, 2022 that did not occur in 2023.

Comparison of the six months ended June 30, 2023 and 2022

The following table sets forth our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Period-to- Period
	2023	2022	Change
Grant revenue	$—	$2,011	$(2,011)
Operating expenses:
Research and development	11,490	10,031	1,459
General and administrative	5,901	6,409	(508)
Total operating expenses	17,391	16,440	951
Loss from operations	(17,391)	(14,429)	(2,962)
Other income (expense)	(987)	10,583	(11,570)
Net loss	$(18,378)	$(3,846)	$(14,532)

Grant Revenue

Grant revenue was zero and $2.0 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in grant revenue is due to the timing associated with grant completion, which concluded as of December 31, 2022.

Research and Development Expenses

Research and development expenses were $11.5 million and $10.0 million for the six months ended June 30, 2023 and 2022, respectively. The increase in research and development expenses during this period of $1.5 million was primarily due to a $0.7 million increase for the tomivosertib program due primarily to increased costs associated with the eFT508-011 (KICKSTART) trial. Further, there was a $1.3 million increase in costs primarily associated with the eFT226-002 (zotatifin oncology) trial, partially offset by a $0.5 million decrease in costs related to drug product manufacturing for the zotatifin COVID-19 program.

General and Administrative Expenses

General and administrative expenses were $5.9 million and $6.4 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in general and administrative expenses during this period of $0.5 million was related to a decrease of $0.5 million in insurance costs and a $0.3 million decrease in consultant and audit related costs. These costs were partially offset by an increase of $0.3 million in personnel-related costs, including increased stock-based compensation, as compared to the six months ended June 30, 2022.

Other Income (Expense)

Other expense was $1.0 million for the six months ended June 30, 2023 and other income was $10.6 million for the six months ended June 30, 2022. The decrease of $11.6 million was mostly due to the gain on change in fair value of the earn-out liability and warrant liability during the six months ended June 30, 2022, partially offset by $1.2 million in other expense recorded in 2022 related to the Purchase Agreement with Lincoln Park, that did not occur in 2023.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through June 30, 2023, we have raised a total of $318.8 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer, $35.0 million from loans under credit facilities, $16.2 million in gross proceeds from the sale of common stock in the May 2023 Registered Direct Offering and June 2023 Registered Direct Offering, $3.1 million in gross proceeds from the sale of common stock to Lincoln Park under the Purchase Agreement ($46.9 million remaining available for sale under the Purchase Agreement as of June 30, 2023), $5.0 million in grant revenue under the Subaward Agreement with UCSF, and $0.5 million in gross proceeds from the sale of common stock under the ATM Offering Program.

Prior to the Business Combination, our operations were funded primarily from the issuance of convertible preferred stock and common stock. Upon the closing of the Business Combination in August 2021, we received net proceeds totaling approximately $52.9 million.

Our cash and cash equivalents and short-term investments totaled $25.0 million as of June 30, 2023. Until required for use in our business, we typically invest our cash in investments that are highly liquid, readily convertible to cash with original maturities of 1 year or less at the date of purchase. We attempt to minimize the risks related to our cash and cash equivalents and investments by maintaining balances in accounts only with accredited financial institutions and, consequently, we do not believe we are subject to unusual credit risk beyond the normal credit risk associated with ordinary commercial banking relationships.

Oxford Loan Facility

In March 2021, we entered into a Loan and Security Agreement (“Oxford LSA”) with Oxford, pursuant to which we could borrow up to $30.0 million, issuable in two separate tranches of $20.0 million (“Term A Loan”) and $10.0 million (“Term B Loan”), collectively referred to as the Oxford Loans. The Term A Loan became available at the effective date of the Oxford LSA and $12.5 million of the proceeds were used to pay off the previously outstanding Silicon Valley Bank term loans. The remaining net proceeds from the Term A Loan of $7.4 million, after taking into effect specified issuance and legal fees designated within the distribution letter, were distributed in March 2021. The Term A Loan had an interest-only period that commenced upon the borrowing with interest due and payable upon the first day of each month.

On February 22, 2022, we entered into an amendment to the Oxford LSA whereby the interest only period for the Term A Loans will end on March 1, 2024, instead of May 1, 2023. In connection with the amendment, the maturity of the Term A Loans was extended from March 18, 2026 to February 1, 2027. The principal payments due under the Oxford Loans, and the related accrued final payment, have been classified as current liabilities as of December 31, 2022 and June 30, 2023, due to our assessment that the material adverse change clause under the Oxford Loans is not within our control. We have not been notified of an event of default by the lender as of the date of this report.

The Term B Loan would have become available upon achievement of certain clinical development milestones, and was available until the earlier of (i) June 30, 2023, (ii) forty-five days after the occurrence of such clinical development milestone, and (iii) the occurrence of an event of default. As we did not achieve the clinical development milestones by June 30, 2023, we no longer have access to the additional $10.0 million under the Term B Loan.

We are required to make a final payment equal to 5.5% of each funded tranche at maturity, which has been recorded as a debt discount and is being amortized over the term of the debt arrangements.

Purchase Agreement with Lincoln Park

On January 24, 2022, we entered into the Purchase Agreement with Lincoln Park which provides for the sale to Lincoln Park up to $50.0 million of shares of our common stock over the thirty-six (36) month term of the Purchase Agreement, subject to certain conditions. In connection with the Purchase Agreement, Lincoln Park made an initial purchase of $3.0 million of shares of common stock, which equated to 557,610 shares of common stock, and we issued 142,939 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. As of June 30, 2023, a total of 30,000 shares of common stock have been sold in addition to the upfront amount, with such shares sold during the three months ended June 30, 2022. The minimum price that we can sell shares to Lincoln Park is $1.00 per share. No assurance can be given that we will sell any additional shares of common stock under the Purchase Agreement, or, if we do, as to the price or amount of shares of common stock that we sell or the dates when such sales will take place. See Note 9 to our consolidated financial statements contained elsewhere in this Form 10-Q for information concerning the Purchase Agreement.

At-the-Market Offering Program with Cantor

In September 2022, we entered into the Sales Agreement with Cantor, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $15.0 million (the "ATM Offering Program"). Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with Cantor. We will pay a commission to Cantor of 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the three and six months ended June 30, 2023, we sold an aggregate of 410,836 shares of common stock at a weighted-average price of $0.56 per share for gross proceeds of approximately $0.2 million under the ATM Offering Program. We incurred offering costs in connection with the ATM Offering Program, including commissions, of approximately $0.1 million during the three and six months ended June 30, 2023.

2023 Registered Direct Offerings

In May 2023, we entered into the Securities Purchase Agreement with a single institutional investor in which 4,700,000 shares of common stock were issued in a registered direct offering (the "May 2023 Registered Direct Offering"). In connection with the May 2023 Registered Direct Offering, we issued 6,750,382 shares of common stock in the form of pre-funded warrants, which were immediately exercised. In a concurrent private placement, we issued warrants to purchase up to 11,450,382 shares of common stock with an exercise price of $0.53 per share ("May 2023 Common Stock Warrants"). Additionally, we issued H.C. Wainwright & Co., LLC (the "Placement Agent") warrants to purchase up to 801,527 shares of common stock with an exercise price of $0.8188 per share ("May 2023 Placement Agent Warrants"). We received gross proceeds from the May 2023 Registered Direct Offering of $7.5 million with net proceeds of approximately $6.7 million after deducting $0.8 million in commissions and other transaction costs. See Note 9 to our consolidated financial statements contained elsewhere in this Form 10-Q for information concerning the May 2023 Registered Direct Offering.

In June 2023, we entered into an additional Securities Purchase Agreement with the same institutional investor in which 5,950,000 shares of common stock were issued in a registered direct offering (the "June 2023 Registered Direct Offering"). In connection with the June 2023 Registered Direct Offering, we issued 1,814,445 shares of common stock in the form of pre-funded warrants, which were immediately exercised. In a concurrent private placement, we issued warrants to purchase up to 7,764,445 shares of common stock with an exercise price of $1.00 per share ("June 2023 Common Stock Warrants"). Additionally, we issued the Placement Agent warrants to purchase up to 543,511 shares of common stock with an exercise price of $1.4063 per share ("June 2023 Placement Agent Warrants"). We received gross proceeds from the June 2023 Registered Direct Offering of $8.7 million with net proceeds of approximately $7.8 million after deducting $0.9 million in commissions and other transaction costs. See Note 9 to our consolidated financial statements contained elsewhere in this Form 10-Q for information concerning the June 2023 Registered Direct Offering.

As of July 31, 2023, our public float exceeded $75 million, based on 60,695,500 shares of outstanding common stock held by non-affiliates and at a price of $1.39 per share, the closing price of our common stock on June 6, 2023 which was the highest reported sale price of our common stock on the Nasdaq Capital Market within 60 days of July 31, 2023. As a result of our public float being above $75 million, we are no longer subject to General Instruction I.B.6. of Form S-3, which previously limited the amounts we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. We may become subject to the baby shelf rules again if, at the time of filing an amendment to our shelf registration statement or upon filing an Annual Report on Form 10-K, our public float is less than $75 million.

Funding Requirements

As of June 30, 2023, we had $25.0 million in cash and cash equivalents and short-term investments, which we estimate is sufficient to fund operations into the second quarter of 2024. However, we have prepared cash flow forecasts which indicate that based on our expected operating cash flows, without taking into account future projected cash inflows, there is substantial doubt about our ability to continue as a going concern within twelve months after the date that the financial statements for the six months ended June 30, 2023, are issued. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

The private placement warrants are identical to the public warrants except that, so long as they are held by the Locust Walk Sponsor, LLC or its permitted transferees: (i) they will not be redeemable by the Company; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.

The Warrants will expire on August 25, 2026, which is five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Common Stock Warrants and Placement Agent Warrants

We issued the May 2023 Common Stock Warrants in connection with the May 2023 Registered Direct Offering. The May 2023 Common Stock Warrants were exercisable immediately upon issuance and will expire on November 30, 2028, which is five and one-half years from the issuance date. Further, we issued the May 2023 Placement Agent Warrants to designees of the Placement Agent. The May 2023 Placement Agent Warrants will expire on May 26, 2028, which is five years following the commencement of sales in the May 2023 Registered Direct Offering.

Additionally, we issued the June 2023 Common Stock Warrants in connection with the June 2023 Registered Direct Offering. The June 2023 Common Stock Warrants were exercisable immediately upon issuance will expire on December 8, 2028, which is five and one-half years from the issuance date. Further, we issued the June 2023 Placement Agent Warrants to designees of the Placement Agent. The June 2023 Placement Agent Warrants will expire on June 6, 2028, which is five years following the commencement of sales in the June 2023 Registered Direct Offering.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(16,229)	$(10,935)
Investing activities	7,453	(25,105)
Financing activities	14,782	2,691
Net increase (decrease) in cash and cash equivalents	$6,006	$(33,349)

Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $16.2 million, which resulted from a net loss of $18.4 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges and other adjustments included $2.3 million in stock-based compensation, $0.2 million in accretion of discount and amortization of premium on investments, $0.2 million in non-cash interest expense and $0.1 million in depreciation expense. Changes in operating assets and liabilities included a $1.0 million decrease in accrued expenses due primarily to a decrease in accrued bonus and decrease in accrued research and development costs, and a $0.8 million decrease in prepaid expenses and other assets related to amortization of prepaid public company insurance policies.

During the six months ended June 30, 2022, net cash used in operating activities was $10.9 million, which resulted from a net loss of $3.8 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges and other adjustments included $12.0 million from a gain recorded from the change in fair value of the earn-out liability, $2.4 million in stock-based compensation, $1.2 million in other expense recorded in connection with the Purchase Agreement with Lincoln Park, $0.6 million from a gain recorded from change in fair value of liability-classified warrants and $0.2 million in non-cash interest expense. Changes in operating assets and liabilities included a $2.0 million decrease in prepaid expenses and other assets related to the amortization of prepaid public company insurance policies and a $1.1 million decrease in accrued expenses primarily related to payment of employee bonuses from year-end.

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was $7.5 million as a result of the maturities of short-term investments, partially offset by purchases during the period.

During the six months ended June 30, 2022, net cash used in investing activities was $25.1 million as a result of the purchases of short-term investments, partially offset by maturities during the period.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $14.8 million, which was primarily the result of net proceeds from the issuance of common stock in the May 2023 Registered Direct Offering and June 2023 Registered Direct Offering.

During the six months ended June 30, 2022, net cash provided by financing activities was $2.7 million, which was primarily the result of net proceeds from the issuance of common stock to Lincoln Park under the Purchase Agreement during the period.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023 as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates," in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023.

Recent Accounting Pronouncements

See Note 2 to our financial statements contained elsewhere in this Form 10-Q for information concerning recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2023, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the six months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, we do not believe there have been any material changes to the risk factors disclosed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 9, 2023.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock and warrants.

If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the minimum closing bid price, stockholders’ equity or round lot holders requirements or the corporate governance requirements, Nasdaq may take steps to delist our common stock and/or warrants. On July 31, 2023, we received a letter from the Nasdaq Stock Market staff indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until January 29, 2024, to regain compliance. We will regain compliance under this rule if at any time before January 29, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter had no immediate effect on the listing or trading of our common stock and warrants and such securities continue to trade on the Nasdaq Capital Market. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in us regaining compliance with Nasdaq’s minimum bid price rule by January 29, 2024. If we do not regain compliance by January 29, 2024, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Nasdaq staff would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurance the Nasdaq staff would grant our request for continued listing.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of eFFECTOR Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 31, 2021).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 23, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s 8-K filed on June 23, 2023).

3.3	Amended and Restated Bylaws of eFFECTOR Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 31, 2021).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 (333-257091) filed on August 5, 2021).

4.2

Warrant Agreement, dated January 7, 2021, by and between Continental Stock Transfer & Trust Company and Locust Walk Acquisition Corp. (incorporated by reference Exhibit 4.1 to the Company’s Form 8-K filed on January 13, 2021).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 30, 2023).

4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 30, 2023).

4.5	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 30, 2023).

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 8, 2023).

4.7	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on June 8, 2023).

4.8	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on June 8, 2023).

10.1	Securities Purchase Agreement, dated May 26, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 30, 2023).

10.2	Securities Purchase Agreement, dated June 6, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

eFFECTOR Therapeutics, Inc.

Date: August 8, 2023	By:	/s/ Stephen Worland
Stephen Worland, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Michael Byrnes
Michael Byrnes
Chief Financial Officer (Principal Financial and Accounting Officer)