Form 10-K
period 2023-12-31
eFFECTOR Therapeutics, Inc.
filed 2024-03-26
CIK 1828522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market of $20.76 per share, was approximately $51.3 million.

The number of shares of registrant’s common stock outstanding as of February 29, 2024 was 3,687,309.

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

ii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on pioneering the development of a new class of oncology drugs we refer to as selective translation regulator inhibitors (“STRIs”). Translation is the process in cells whereby the production of proteins is directed by information contained in genetic sequences. We utilized our proprietary selective translation regulation technology platform to internally discover a portfolio of small molecule STRI product candidates. Our product candidates target the eIF4F complex and its activating kinase, mitogen-activated protein kinase interacting kinase (“MNK”). The eIF4F complex is a central node where two of the most frequently mutated signaling pathways in cancer, the PI3K-AKT and RAS-MEK pathways, converge to activate the translation of select messenger RNA (“mRNA”) into proteins that are frequent culprits in key disease-driving processes. Inhibition of any one of these targets simultaneously downregulates multiple disease-driving proteins before they are produced. Each of our product candidates is designed to act on a single protein that drives the expression of multiple functionally related proteins, including oncoproteins, which are proteins whose aberrant function can cause cancer, immunosuppressive proteins in T cells and proteins known to drive drug resistance that together control tumor growth, survival and immune evasion.

Our lead product candidate, tomivosertib, is an inhibitor of MNK, and is currently being evaluated in combination with KEYTRUDA® (also known as pembrolizumab), an FDA-approved inhibitor of programmed cell death protein 1 (“PD-1”) in a randomized Phase 2b clinical trial in patients with metastatic non-small cell lung cancer (“NSCLC”). Our second product candidate, zotatifin, is an inhibitor of eIF4A, a component of the eIF4F complex, and is currently being evaluated in a Phase 1/2 clinical trial in patients with certain solid tumors. We have completed the initial dose escalation portion of this trial as well as the initial Phase 2 expansion portion in certain indications, including the evaluation of zotatifin in combination with fulvestrant and abemaciclib (“ZFA triplet”) in patients with ER+ breast cancer. To date, we’ve reported data from five cohorts including patients with ER+ breast cancer, which demonstrated that zotatifin was generally well tolerated and showed signals of activity, including partial responses in heavily pretreated ER+ breast cancer patients. We have entered into a global collaboration and license agreement with Pfizer for our earliest stage program, inhibitors of eIF4E, and Pfizer is currently conducting investigational new drug application (“IND”) enabling studies for this program. We believe each of our product candidates has the potential to improve patient outcomes and expand the utility of cancer treatments such as checkpoint inhibitors and targeted therapies.

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

Tomivosertib, a Potent and Highly Selective MNK Inhibitor

Our lead product candidate, tomivosertib, is an oral small molecule inhibitor of MNK that we are developing in combination with inhibitors of PD-1 and programmed cell death ligand 1 (“PD-L1”), collectively what we refer to as anti PD-(L)1 therapy, for the treatment of patients with solid tumors. MNK is a kinase that phosphorylates, or modifies by the enzymatic addition of a phosphate chemical group, a key protein within the eIF4F complex. Through inhibition of MNK, tomivosertib is designed to downregulate production of multiple immune-suppressive proteins and to reprogram T cells to delay exhaustion and dysfunction, increasing their ability to combat tumor cells. Tomivosertib has been shown to downregulate production of multiple immunosuppressive proteins, including PD-1, PD-L1, TIM3, LAG3 and IL-10, in preclinical studies. MNK plays a crucial role in the development of many tumors, including by controlling in a coordinated manner the expression of multiple factors that attenuate an immune response. Immune attenuation is a normal biological process that prevents overstimulation of the immune system. However, tumors frequently exploit the attenuation process in order to evade immune control. In preclinical studies, tomivosertib inhibited MNK, and enhanced the ability of the immune system to attack tumors. Immune checkpoints, such as PD-1, PD-L1, TIM3 and LAG3, are signaling molecules expressed on immune and tumor cells that can activate multiple mechanisms to attenuate an anti-tumor immune response. Over the past several years, a class of drugs called checkpoint inhibitors, primarily anti PD-(L)1 therapies, have emerged as an important new class of therapeutics in the treatment of cancer with the ability to block these immune checkpoint pathways. In 2022, the worldwide market value for anti PD-(L)1 therapies was greater than $35 billion, of which nearly half accounted for the treatment of patients with metastatic NSCLC. While checkpoint inhibitor treatment is very effective in patients for a variety of cancers, these agents are generally not curative, and a large majority of patients ultimately progress on their checkpoint inhibitor therapy, emphasizing the need for novel frontline combination treatments that may increase the proportion of patients that experience long term durable benefit, and delay progression in other patients. We used PD-L1 expression level greater than or equal to 50% ("PD-L1≥50%") as a biomarker to enroll patients in the ongoing KICKSTART Phase 2b clinical trial of tomivosertib. There are an estimated 27,000 new U.S. patients per year with metastatic NSCLC that have PD-L1≥50%, which we estimate represents a $4 billion market opportunity in the United States. We also believe tomivosertib can be used to treat patients with PD-L1 expression levels 1-49%, which we estimate to represent another $5 billion dollar market opportunity in the Unites States.

Based on the encouraging results in our Phase 2a clinical trial, we initiated KICKSTART, a double-blind, randomized, placebo-controlled Phase 2b trial of tomivosertib combined with pembrolizumab in patients with metastatic NSCLC, with PD-L1≥50%. Pembrolizumab is owned and marketed by Merck for frontline NSCLC and several other indications. We initiated this trial in the second quarter of 2021 and expect to report topline data from the KICKSTART trial in early April 2024.

In our completed Phase 2a CPI-A clinical trial evaluating tomivosertib in combination with anti PD-(L)1 therapy in 17 patients with metastatic, NSCLC tomivosertib substantially extended the mPFS, the time duration during which patients remain alive and experience no disease progression, defined as an increase in their tumor assessment of greater than 20% or appearance of new lesions, in patients that were previously not responding to their anti PD-(L)1 therapies. In addition, as of study completion in September 2020, two of those 17 patients (12%) had confirmed partial responses, or decreases in tumor assessments of greater than or equal to 30% from baseline (“PRs”), one of which went on to achieve a confirmed complete response, or no detectable tumor lesions (“CR”) with a third patient showing 28% tumor regression. Tomivosertib was generally well tolerated in this clinical trial. In these 17 patients, once tomivosertib was added without any change or break in the anti PD-(L)1 therapy, there was a mPFS of 20 weeks. In this trial, patients with positive PD-L1 expression, a biomarker of T cell infiltration into tumors, as determined by post-hoc analysis of available data from diagnostic assays conducted during their treatment history, had mPFS of 53 weeks relative to 9 weeks for PD-L1 negative patients. Tomivosertib has been tested in over 200 patients in completed studies prior to the KICKSTART trial, including approximately 80 in combination with checkpoint inhibitors, and has demonstrated a favorable adverse event profile both as a single agent and in combination with checkpoint inhibitors.

We enrolled NSCLC patients in KICKSTART with PD-L1≥50%. Patients with PD-L1≥50% are the most responsive to pembrolizumab monotherapy in the frontline setting. In this setting, pembrolizumab monotherapy is a standard-of-care and pembrolizumab is the most widely used checkpoint treatment. Beyond this initial KICKSTART patient population, we plan to pursue additional clinical trials of tomivosertib NSCLC patients with PD-L1 expression 1-49% and in other indications where anti PD-(L)1 therapy is the standard-of-care, including other cancers where PD-(L)1 therapy is approved such as renal, bladder, triple negative breast cancer, or tumors with high microsatellite instability (“MSI-H”).

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

Strategy

Our goal is to continue to pioneer the development of and ultimately commercialize STRIs for the treatment of multiple types of cancer. To achieve our goal, we intend to pursue the following strategies:

•
Advance our lead product candidate, tomivosertib, through clinical development and regulatory approval. We designed KICKSTART, a randomized Phase 2b clinical trial to evaluate tomivosertib in combination with pembrolizumab in patients with metastatic NSCLC, including patients with PD-L1 expression ≥50% in the frontline setting. We have concluded enrollment and expect to report topline data from the KICKSTART trial in early April 2024. If we obtain positive results from this Phase 2b clinical trial, we plan to follow this trial with subsequent Phase 3 registration trials, with the ultimate goal of securing marketing approval in order to enable treatment of cancer patients for whom current treatments are inadequate. We also plan to further expand our clinical development program with tomivosertib in additional tumor types.
•
Develop zotatifin in patients with selected breast cancer and NSCLC tumors. We plan to advance our clinical trials of zotatifin in patients who we believe could most benefit from zotatifin’s potential ability to downregulate multiple disease-driving proteins, including cell cycle proteins, proteins in the PI3K-AKT and RAS-MEK pathways and key resistance proteins. We plan to initially focus on patients with estrogen receptor positive (“ER+”) breast cancer, where the current unmet need matches well with proteins downregulated by zotatifin. We also believe zotatifin may provide benefits in triple negative breast cancer (“TNBC”) and NSCLC. We reported topline results for the fully enrolled ZFA triplet cohort in ER+ breast cancer at the ASCO 2023 Annual Meeting in June and at the San Antonio Breast Cancer Symposium in December. As of a cut-off date of May 3, 2023, partial responses were observed in 5 of 19 (26%) evaluable patients treated with the ZFA triplet, including four confirmed partial responses and one unconfirmed partial response. As of a data cut-off of November 17, 2023, in heavily pretreated patients with a median of four prior lines of therapy in the metastatic setting, the mPFS was 7.4 months. Both ZFA and ZF combinations were generally well tolerated with a large majority of adverse events Grade 1 or 2. Based on this favorable safety data, we resumed dose escalation using a more convenient dosing regimen of every other week. We have seen one response in the resumed ZF dose escalation cohort. Our goal is to progress zotatifin through registrational trials to provide a novel treatment to patients not sufficiently benefitting from existing therapies.
•
Leverage Investigator Sponsored Trials. As part of our strategy to develop both tomivosertib and zotatifin in patient populations for whom current treatment options are inadequate, we selectively grant certain investigators access to our product candidates to evaluate indications that are not part of our current core focus in investigator sponsored trials. This strategy is capital efficient, in that the costs are generally incurred by the investigator sponsors who run the trials and we devote relatively limited financial and human capital resources. For example, Northwestern University is sponsoring a trial evaluating tomivosertib in patients with relapsed/refractory AML and Stanford University is sponsoring a trial of zotatifin in patients with ER+ HER2-breast cancer in the pre-operative setting.
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

Lead Product Candidate: Tomivosertib, a Potent and Highly Selective MNK Inhibitor

Tomivosertib Overview

Tomivosertib is an oral small molecule MNK inhibitor in development for the treatment of patients with solid tumors in combination with anti PD-(L)1 therapy. MNK activates the eIF4F complex and controls the production of multiple immune-suppressive factors in T cells including PD-1, PD-L1, TIM3, LAG3 and IL-10. Through inhibition of MNK, tomivosertib is designed to reprogram T cells to delay exhaustion and dysfunction, providing a greater ability to combat tumor cells. In our completed Phase 2a CPI-A clinical trial evaluating tomivosertib in combination with anti PD-(L)1 therapy, in 17 patients with NSCLC tomivosertib demonstrated the ability to substantially extend the mPFS in patients that were previously not responding to their anti PD-(L)1 therapies. In addition, as of study completion in September 2020, two of those 17 patients (12%) have confirmed PRs, one of which went on to achieve a confirmed CR, with a third showing 28% tumor regression. Tomivosertib was generally well tolerated in this clinical trial. Based on these results, in the second quarter of 2021 we initiated patient enrollment in KICKSTART, a double-blind, randomized, placebo-controlled Phase 2b trial of tomivosertib combined with pembrolizumab, in patients with metastatic NSCLC. We expect to report topline data from the KICKSTART trial in early April 2024.

Market Opportunity

Lung cancer is the second most common cancer (excluding skin cancer) in the United States, and the leading cause of cancer death. The National Cancer Institute estimates over 237,000 new cases of lung cancer occurred in 2022. NSCLC is the most common subtype of lung cancer, accounting for 82% of all lung cancer diagnoses. Currently, approximately 75% of patients with NSCLC have tumors that lack a specific actionable mutation that is potentially conducive to approved mutation-specific targeted-therapies, but these patients may be eligible for anti PD-(L)1 as part of their frontline treatment for metastatic NSCLC. In 2022, the worldwide market value for anti PD- (L)1 therapies was greater than $35 billion, of which nearly half accounted for the treatment of patients with metastatic NSCLC. While checkpoint inhibitor treatment is very effective in patients for a variety of cancers, these agents are generally not curative, and a large majority of patients ultimately progress on their checkpoint inhibitor therapy, emphasizing the need for novel frontline combination treatments that may increase the proportion of patients that experience long term durable benefit, and delay progression in other patients. There are an estimated approximately 27,000 U.S. patients with metastatic NSCLC that have PD-L1 expression ≥50%, which we estimate represents a $4 billion market opportunity in the United States. We also believe tomivosertib can be used to treat patients with PD-L1 expression levels 1-49%, which we estimate to represent another $5 billion dollar market opportunity in the Unites States.

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

Figure 5: Tomivosertib downregulation of protein production is selective for the LAG3 5’ UTR compared to tubulin 5' UTR.

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

In our Phase 2a trial, patients known to have tumors that express biomarker PD-L1 showed a preferential treatment response relative to those patients known to have tumors that exhibited no PD-L1 expression. To assess the impact of PD-L1 status, a known marker for sensitivity to anti PD-(L)1 therapy in NSCLC, on the benefit of adding tomivosertib, we conducted a post hoc Kaplan Meier (KM) analysis of PFS in patients positive for PD-L1 compared to patients negative for this marker. PD-L1 status was available for 14 of the 17 patients. The KM analysis showed that the benefit of tomivosertib was highest in PD-L1-positive patients, who had a mPFS of 53 weeks, compared to PD-L1-negative patients who had a mPFS of 9 weeks, a value similar to what has been seen in other trials when patients received only anti-PD-(L)1 treatment after progression (see figure 14a below). We believe this correlation is consistent with tomivosertib’s mechanism of reversing T cell exhaustion and re-invigorating the immune system, and we are excluding PD-L1 negative patients from our Phase 2b KICKSTART trial. In contrast to the impact of PD-L1 status on tomivosertib treatment, in the treatment beyond progression cohort of the OAK study of atezolizumab monotherapy, PD-L1 status was not correlated with response, suggesting that exclusion of PD-L1 negative patients may differentially enhance response in the tomivosertib plus pembrolizumab arm compared to the placebo plus pembrolizumab arm in our Phase 2b KICKSTART trial. The concentration of tomivosertib benefit in PD-L1 positive patients is further demonstrated in tornado plots, which show time on therapy after adding tomivosertib compared to time on the immediately prior anti-PD-(L)1 therapy. In PD-L1 positive patients, the time on therapy after adding tomivosertib is comparable to or greater than the time on prior therapy, whereas in PD-L1 negative patients the time on therapy after adding tomivosertib is shorter than the time on prior therapy (see figure 14b below).

Figure 14a: Kaplan Meier curves showing the difference between PD-L1 positive and PD-L1 negative patients in our P2a trial.

Figure 14b: Tornado plots showing the difference between PD-L1 positive and PD-L1 negative patients in our P2a trial.

KICKSTART—A Randomized Phase 2b Trial Evaluating PD-L1≥50%

We are currently evaluating patients with metastatic NSCLC in KICKSTART, a randomized, double-blind, placebo-controlled Phase 2b clinical trial, as illustrated in figure 15 below. We are conducting this trial to evaluate the efficacy and safety of the addition of tomivosertib to frontline pembrolizumab treatment in NSCLC patients with PD-L1≥50%. In the KICKSTART trial, patients without prior treatment for metastatic NSCLC, including no prior anti PD-(L)1 treatment, were randomized 1:1 to receive tomivosertib plus pembrolizumab or placebo plus pembrolizumab.

We have enrolled 54 patients, originally targeted at 60, in the KICKSTART trial and the primary endpoint is PFS. In addition, OS, safety and ORR will be assessed as secondary endpoints. We expect to report topline data in early April 2024. This analysis will be after 37 PFS events, which provide 79% power to observe a Hazard Ratio of 0.65 at a p<0.2, compared to the original plan to report after 38 PFS events, which would have provided 80% power. If we obtain positive results from this Phase 2b clinical trial, we plan to follow this trial with subsequent Phase 3 registration trials.

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

Northwestern University Investigator-Initiated Trial in Patients Acute Myeloid Leukemia

In 2023, we announced the initiation of an investigator-initiated Phase 1 dose escalation trial evaluating tomivosertib in patients with relapsed/refractory Acute Myeloid Leukemia (AML). The trial will be conducted at the Robert H. Lurie Comprehensive Cancer Center of Northwestern University and chaired by Shira Dinner, M.D., Associate Professor of Medicine (Hematology and Oncology). Leonidas Platanias, M.D., Ph.D., Director, Robert H. Lurie Comprehensive Cancer Center and Professor of Medicine (Hematology and Oncology) and Biochemistry and Molecular Genetics, and Jessica Altman, M.D., Professor of Medicine (Hematology and Oncology) will serve as Co-Chairs of the trial. The trial is designed to capitalize on previously published results that showed preclinical activity of tomivosertib in AML models. Once the appropriate dose for tomivosertib in AML is identified, the investigator hopes to expand the trial to test tomivosertib in combination with venetoclax and azacytidine.

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

Zotatifin—A Potent and Selective eIF4A mRNA Helicase Inhibitor

Zotatifin Overview

Our second product candidate in clinical development, zotatifin, is a small molecule inhibitor of eIF4A, a subunit of the eIF4F complex that regulates translation of cell proliferation proteins which can be oncogenic drivers in cancer. eIF4A is a helicase responsible for unwinding complex mRNA secondary structures found in the 5’ UTR of select mRNA, allowing efficient ribosome binding and subsequent translation of mRNA into important proteins. Zotatifin is designed to downregulate multiple oncoproteins, several of which are up-regulated as part of well-characterized feed-back pathways causing resistance to specific targeted therapies. Our preclinical experiments show zotatifin has the potential to both work as a single agent or in combination with several targeted therapies to prevent resistance, including in important indications such as several breast cancer tumor types and KRAS mutant NSCLC. We have completed the initial dose escalation portion of this trial and are currently evaluating zotatifin in combination with fulvestrant and abemaciclib ("ZFA triplet") in a Phase 2a open-label expansion cohort in patients with ER+ breast cancer. In light of the favorable safety results observed in the Phase 1/2 clinical trial and target engagement data generated to date, we resumed dose escalation of zotatifin in combination with fulvestrant ("ZF doublet") in patients with ER+ breast cancer to determine if a higher dose of zotatifin can be utilized in future clinical studies. In the first quarter of 2024, dose escalation of the ZF doublet concluded with the determination of 0.2 mg/kg zotatifin Q2W as the RP2D for the ZF doublet.

To date, we’ve reported data from five cohorts including patients with ER+ breast cancer, which demonstrated that zotatifin was generally well tolerated and showed signals of activity, including partial responses in heavily pretreated ER+ breast cancer patients. We reported topline results for the fully enrolled ZFA triplet cohort in ER+ breast cancer at the American Society of Clinical Oncology (“ASCO”) 2023 Annual Meeting in June, where as of a cut-off of May 3, 2023, partial responses were observed in 5 of 19 (26%) evaluable patients treated with the ZFA triplet, including four confirmed partial responses and one unconfirmed partial response. In addition, a partial response was observed in 1 of 3 (33%) patients in the first resumed dose escalation cohort of the ZF doublet. Both ZFA and ZF combinations were generally well tolerated with a large majority of adverse events Grade 1 or 2. We reported mature data for the ZFA triplet cohort at the 2023 San Antonio Breast Cancer Symposium (SABCS®) in December, where median PFS was 7.4 months as of a cut-off date of November 17, 2023.

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

In TNBC, preclinical research performed at Baylor College of Medicine ("Baylor") showed that zotatifin inhibits the production of sox4 and fgfr1 which leads to the induction of IFN-related pathways and the remodeling of the tumor immune microenvironment, and results in the inhibition of cell proliferation. Moreover, zotatifin combined synergistically with carboplatin, a chemotherapy used to treat TNBC, to suppress TNBC tumor progression. This research provides an important rationale for evaluating zotatifin in TNBC, a high unmet need indication.

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

We believe the potential of zotatifin to downregulate multiple disease-driving proteins involved in specific breast cancer tumor types, including ER, Cyclin D1, CDK4/6 FGFR, and HER2, may provide an important treatment option for patients with these tumor types. In our preclinical studies, zotatifin demonstrated efficacy in several mice models of breast cancers. For example, in the MDA-MB-361, ER+HER2+PIK3CA mutant, model of breast cancer, treatment with either zotatifin or palbociclib, an inhibitor of CDK4/6, resulted in comparable efficacy. Interestingly, co-treatment with both zotatifin and palbociclib together showed strong combination activity with tumor regressions persisting for more than 40 days after dosing with the combination had stopped (see figure 18a below). In multiple preclinical models, zotatifin downregulates production of Cyclin D1. CDK4, Cyclin D1 and p27 can form an active trimer complex that promotes cell division and is refractory to CDK 4/6 inhibitors, and upregulation of free Cyclin D1 has been shown to promote resistance to CDK4/6 inhibition. Therefore, we believe a combination of zotatifin with a CDK4/6 inhibitor has the potential to be a promising treatment option for patients with ER+ metastatic breast cancer (see figure 18b below).

Figure 18a: Zotatifin demonstrates single agent activity comparable to palbociclib and compelling tumor regression in combination with palbociclib in a preclinical model of breast cancer.

Figure 18b: Zotatifin downregulation of Cyclin D1 expected to antagonize formation of the p27/D1/CDK4 trimer.

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

Phase 1/2 Clinical Trial Observations and Plans

We are evaluating zotatifin in a Phase 1/2 clinical trial in patients with certain solid tumors. We completed the initially planned dose escalation portion of this trial as well as the initial Phase 2 expansion portion in certain indications, including the evaluation of zotatifin in combination with fulvestrant and abemaciclib (“ZFA triplet”) in patients with ER+ breast cancer. The primary objectives of the Phase 1 portion of the trial included assessing safety and selecting a RP2D of zotatifin administered intravenously (“IV”). In the initial Phase 1 dose-escalation portion of the trial, we enrolled 37 patients at doses ranging from 0.005 mg/kg IV weekly to 0.1 mg/kg IV weekly including modified regimens of two weeks on treatment followed by one week off treatment. During dose escalation we observed three DLTs, including one DLT of grade 2 thrombocytopenia that prevented the completion of continued therapy throughout the DLT window observed in the 0.035 mg/kg IV weekly cohort and two DLTs observed in the 0.1 mg/kg IV weekly administered two weeks on and one week off cohort. One patient experienced a DLT of grade 3 anemia and another patient experienced a DLT of grade 3 gastrointestinal bleed in the setting of grade 2 thrombocytopenia. Based on this data, we concluded that the 0.1 mg/ kg dose exceeded the MTD. Overall AEs across all dose levels included predominantly Grade 1 and Grade 2 nausea, vomiting and anemia. Zotatifin exhibited dose-proportional pharmacokinetic exposure and had a relatively long half-life of approximately four days. At doses of 0.035 mg/kg and above, zotatifin has achieved exposures in blood in humans that correspond to levels resulting in preclinical activity in mice studies.

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

In June 2022, we reported interim data from four of the ongoing Phase 2a expansion cohorts. As of the March 4, 2022 cutoff date, the interim results showed that zotatifin was generally well tolerated at the .07 kg/mg dose and treatment emergent adverse events ("TEAEs") related to zotatifin were mostly mild, readily managed and reversible, and included fatigue, anemia, diarrhea, vomiting and nausea. In the 25 patients that had received the recommended Phase 2 dose, none exhibited zotatifin-related Grade 3, 4 or 5 TEAEs. In the ER+ breast cancer cohort evaluating zotatifin and fulvestrant ("ZF doublet"), we reported one out of seven partial responses and three out of seven patients with stable disease, which allowed for expansion from seven total patients to 18 patients. In the ER+/FGFR amplified breast cancer cohort evaluating zotatifin as a monotherapy, one out of seven patients had stable disease, which was not sufficient to expand the size of the cohort. In the KRAS G12C NSCLC cohort evaluating zotatifin in combination with sotorasib, one patient had been enrolled at the interim data cutoff date and reported stable disease. In the ER+ breast cancer cohort evaluating the ZFA triplet, two patients had been enrolled at the interim data cutoff date with one reported partial response.

In January 2023, we reported updated interim data for the ZF doublet and ZFA triplet cohorts. As of the December 15, 2022 cutoff date, zotatifin continued to be generally well tolerated with four Grade 3+ TEAE in the ZF doublet cohort (n=18) and four Grade 3+ TEAE in the ZFA triplet cohort (n=7). One partial response and one patient with prolonged stable disease was reported in the ZF doublet cohort and two partial responses and one patient with prolonged stable disease was reported in the ZFA triplet cohort.

In June 2023, we presented new interim data on the fully enrolled expansion cohort of patients (n=20) who received the ZFA triplet with zotatifin dosed at 0.07 mg/kg on Days 1 and 8 of 21-day cycles. Patients were heavily pre-treated, having received a median of four prior lines of therapy for metastatic disease. As of a cut-off date of May 3, 2023, five out of 19 (26%) RECIST-evaluable patients achieved a partial response (PR), including four confirmed and one unconfirmed. All five patients who achieved a PR had previously progressed on prior CDK4/6 and fulvestrant treatments, and all five had received one or more prior lines of chemotherapy. Efficacy results exceeded our expectations for fulvestrant and abemaciclib (“FA doublet”) in such heavily pre-treated patients after CDK4/6, endocrine and/or chemotherapies. The ZFA triplet was generally well tolerated, with three patients discontinuing due to adverse events (“AEs”) of any cause, and the large majority of AEs being Grade 1 or 2.

In December 2023, we announced new positive interim data from dose escalation and Phase 2 expansion cohorts of zotatifin in patients with ER metastatic breast cancer at the San Antonio Breast Cancer Symposium (See figure 20). In the ZFA triplet, patients with a median of four prior lines of therapy for metastatic disease received 0.07 mg/kg zotatifin dosed on Days 1 and 8 of 21-day cycles, combined with fulvestrant and abemaciclib. In this cohort, the median progression free survival ("mPFS") was 7.4 months (95% confidence intervals 2.8 to non-estimable) as of a cut-off date of November 17, 2023.

Figure 20: Swimmers plot showing length of time on zotatifin plus fulvestrant and abemaciclib (ZFA triplet).

In light of the favorable safety results observed in the Phase 1/2 clinical trial and target engagement data generated to date, we resumed dose escalation of zotatifin dosed every other week, initially in the ZF doublet, in patients with ER+ breast cancer to determine if a higher dose of zotatifin can be utilized in future clinical studies. Subsequently we also initiated dose escalation in the ZFA triplet. In the first quarter of 2024, dose escalation of the ZF doublet concluded with the determination of 0.2 mg/kg zotatifin Q2W as the RP2D for the doublet. We expect to report additional data from dose escalation in the first half of 2024.

If zotatifin continues to demonstrate an adequate safety profile and sufficient signals of activity, we plan to continue clinical development of zotatifin, potentially as a combination in a randomized trial against a relevant comparator control group. We are currently evaluating plans to test the ZFA triplet in a randomized trial after we finalize the dose and schedule in the first half of 2024. We anticipate interacting with FDA on development strategy utilizing the fast-track designation received in 2023.

Stanford University Investigator-Initiated Randomized Phase 2 Clinical Trial in Patients with ER+ Breast Cancer

Stanford University is sponsoring a Phase 2 clinical trial in patients with ER+ breast cancer. This trial, being led by Jennifer Caswell-Jin, M.D., Assistant Professor of Medicine at Stanford Medicine, is bringing to the clinic the science of integrative subgroups of breast cancer, building on work done by Christian Curtis, Ph.D., Professor of Medicine, Genetics, and Biomedical Data Science, and Director of Artificial Intelligence and Cancer Genomics at Stanford Medicine. Zotatifin will be tested in specific genomically-defined subgroups, including standard risk patients as well as high-risk patients carrying specific markers predictive of relapse. To identify therapies that might provide clinical benefit to these particularly high-risk patients, Dr. Caswell-Jin will direct an umbrella, randomized pre-operative trial testing integrative subtype-targeted therapeutics in ER+/HER2- breast cancer. Zotatifin will be investigated in a cohort of patients at high risk of relapse, including a group with overexpression of cyclin D1 and fibroblast growth factor 3, proteins that promote cancer growth and survival, and a separate group with overexpression of fibroblast growth factor receptor 1, as well as in a cohort of patients at standard risk for relapse. In both cohorts, patients will be randomized to receive a single dose of zotatifin plus fulvestrant, or fulvestrant alone, 14 days before surgery. The primary objective of the study is to assess change in tumor proliferative status, as measured by Ki67 staining, from baseline to 14 days after preoperative treatment with either regimen.

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

As of February 1, 2024, our licensed, owned and co-owned patent portfolio is directed to MNK inhibitors (including tomivosertib), eIF4A mRNA helicase inhibitors (including zotatifin) and various applications of our proprietary selective translation regulation platform, as well as certain of our proprietary technology, inventions, improvements or other product candidates. We also possess and/or in-license substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology.

Specifically, our patent portfolio includes the following families:

•
MNK Inhibitors—We own thirteen U.S. patents and forty-eight foreign patents (Australia (2), Belize, Brazil, Canada (2), Chile (2), China (3), Columbia, Europe (4), Hong Kong, South Korea, India (5), Israel (2), Japan (5), Malaysia (2), Mexico (2), New Zealand, Peru (2), Philippines (2), Russia (4), Singapore (2), South Africa and Taiwan (2)), as well as five pending U.S. patent applications and twenty-eight pending foreign patent applications (Australia (2), Belize, Brazil (2), Canada (3), , China (2), Europe (2), Hong Kong (2), India , Israel, Japan , South Korea (2), , Mexico, New Zealand (3), , , Russia, Singapore (2), Taiwan and South Africa), with claims directed to: composition of matter claims directed to our lead product candidate, tomivosertib, and composition of matter claims to other MNK inhibitors; methods of treating MNK-related indications; the use of MNK inhibitors in combination with other translation inhibitors; processes for making tomivosertib; the use of MNK inhibitors in immunotherapy; and the use of MNK inhibitor biomarkers for detecting MNK-related indications and for treating MNK-related indications. Any patents that issue from the pending patent applications will be expected to expire between June 2035 and June 2040, without accounting for any potentially applicable patent term adjustments or extensions. The issued U.S. and foreign patents will expire between June 2035 and May 2038, without accounting for any potentially applicable patent term adjustments or extensions.
•
eIF4A Inhibitors—We own six U.S. patents and twenty-one foreign patents (Australia (2), Brazil, Chile, China (2), Columbia, Europe (2), Hong Kong, Israel, India, Japan (2), South Korea, Mexico, Malaysia, Peru, Russia, South Africa and Taiwan), as well as four pending U.S. patent applications, and seventeen pending foreign patent applications (Australia (2), Belize, Brazil , Canada (3), China , Europe (3), Hong Kong , Japan, South Korea (2), New Zealand, and Philippines) with claims directed to the composition of matter of our lead product candidate, zotatifin, and other eIF4A inhibitors, as well as methods for treating eIF4A-related diseases, and methods for treating eIF4A dependent conditions with a combination of eIF4A inhibitors and CDK inhibitors. Any patents that issue from the pending patent applications will be expected to expire between November 2036 and March 2041, without accounting for any potentially applicable patent term adjustments or extensions. The issued U.S. and foreign patents will expire between February 2035 and May 2038, without accounting for any potentially applicable patent term adjustments or extensions.
•
eIF4E Inhibitors—We own three U.S. patents, two foreign patents (Australia, Taiwan), two pending U.S. patent applications, and fourteen pending foreign patent applications (Australia, Brazil, Canada, Chile, China, Europe (2), Indonesia, Israel, India, Japan, South Korea, New Zealand and Singapore) with claims directed to eIF4E inhibitors, methods for treating eIF4E-related diseases, as well as claims directed to compositions of eIF4E covalent binding ligands. Any patents that issue from these pending patent applications will be expected to expire between June 2040 and May 2041, without accounting for any potentially applicable patent term adjustments or extensions The issued U.S. and foreign patents will expire between February 2035 and June 2040, without accounting for any potentially applicable patent term adjustments or extensions We exclusively license some of the patents and pending patent applications in this patent family to Pfizer under the Pfizer Agreement. We also co-own with Pfizer a pending US and thirteen foreign patent applications (Australia, Brazil, Canada, Chile, China, Europe, Indonesia, Israel, India, Japan, South Korea, New Zealand and Singapore) with claims directed to eIF4E polymorph compositions. Any patents that issue from these pending applications will expire December 2041, without accounting for any potentially applicable patent term adjustments or extensions. For more information regarding the Pfizer Agreement, see the section titled “Business—Our Collaboration and License Agreements.”
•
UCSF Translational Profiling Patent Rights—We licensed two patents, one in Europe and one China, from UCSF, with claims directed to the use of translational profiling in methods of treatment. The last to expire patent right that has issued expires in February 2034, without accounting for any potentially applicable extensions. For more information regarding our license agreement with UCSF, see the section titled “Business—Our Collaboration and License Agreements.”

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

If any of our product candidates are approved in oncology indications such as NSCLC or breast cancer, they will compete with small molecule therapies, biologics, cell-based therapies and traditional chemotherapy, or a combination of any such methods. With respect to tomivosertib, we are aware of AUM Biosciences which is developing a MNK inhibitor, AUM001 in solid tumors. In addition, several novel combinations with FDA-approved PD-1 or PD-L1 inhibitors are being developed in NSCLC. These include, among others, anti-TIGIT and anti-LAG3 therapies from Bristol-Myers Squibb Co., Gilead Sciences, GSK plc, Merck & Co, Novartis AG and Roche. With respect to zotatifin, we are aware of PIC Therapeutics which is developing pre-clinical small molecules targeting the eukaryotic translation initiation factors (eIFs). Moreover, there are currently several marketed drugs and product candidates in development for the treatment of ER+ breast cancer that may compete with zotatifin, including fulvestrant marketed by AstraZeneca plc, elacestrant marketed by Menarini, capivasertib, an AKT inhibitor being marketed by AstraZeneca plc, oral SERDS being developed by Arvinas, Inc., AstraZeneca plc, Eli Lilly and Co, Eisai Co., Ltd, Roche and Zentalis Pharmaceuticals, Inc., among others.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies, certain of which must be in accordance with FDA’s Good Laboratory Practice requirements and other applicable regulations;
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
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate the molecule’s toxicity in animals, which support subsequent clinical testing. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for certain toxicology studies. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for allowance from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. Some long-term preclinical testing, such as animal tests of effects on reproduction and carcinogenicity, may continue after the IND is submitted. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance. Submission of an IND therefore may or may not result in FDA allowance to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include, among other things, the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, dosing procedures, subject selection and exclusion criteria, the parameters to be used in monitoring subject safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product within the approved indication. These so-called Phase 4 studies, may be conducted after initial marketing approval, and may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including results from preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the application also requests a non-orphan indication.

In addition, the Pediatric Research Equity Act (PREA), requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and certain supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a NDA, the FDA may inspect one or more clinical sites to assure compliance with GCPs.

After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, including additional clinical trials, or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

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

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new products that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. An NDA for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review. An NDA is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new-molecular-entity NDAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.

Additionally, depending on the design of the applicable clinical studies, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such confirmatory trials be underway prior to granting accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if, among other things, the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same disease or condition for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

The FDCA also provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of exclusivity attached to another existing period of regulatory exclusivity or patent term if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including the American Rescue Plan Act of 2021, effective January 1, 2024, which eliminated the statutory cap on rebate amounts owed by drug manufacturers under the Medicaid Drug Rebate Program (“MDRP”). The rebate was previously capped at 100% of the AMP for a covered outpatient drug.

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

The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

Human Capital

As of February 29, 2024, we had 14 full-time employees and no part-time employees. Of these employees, 4 hold Ph.D. or M.D. degrees and 8 are engaged in research and development. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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
•
If we fail to meet the continued listing requirements of the Nasdaq Capital Market, our common stock and warrants could be delisted.

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

Other than revenue generated under our Research Collaboration and License Agreement with Pfizer, Inc. (the “Pfizer Agreement”), we have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any product revenue since inception. If we are unable to successfully develop and obtain requisite approval for our product candidates, we may never generate any revenue from product sales. Our net loss was $22.7 million for the year ended December 31, 2022, and our net loss was $35.8 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $179.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with the research and development of our product candidates and development programs, and general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved product candidates.

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

Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations into the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

In January 2022, we entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC ("Lincoln Park”) which provides for the sale to Lincoln Park up to $50.0 million of shares of our common stock over the 36 month term of the Purchase Agreement, subject to certain conditions, of which we have sold $3.1 million through December 31, 2023.

In September 2022, we entered into our Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co (“Cantor”) pursuant to which we may, from time to time, sell shares of our common stock having an aggregate of up to $50.0 million pursuant to our Form S-3 registration statement (the "ATM Offering Program"). During the year ended December 31, 2023, we sold an aggregate of 537,200 shares of common stock for aggregate gross proceeds of $7.2 million. There can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, under current SEC regulations, as of the filing of this annual report on Form 10-K, our public float is less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of March 15, 2024, our public float was approximately $65.6 million, based on 3,914,309 shares of outstanding common stock held by non-affiliates and at a price of $16.95 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on March 4, 2024. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. During the twelve-month period ended March 15, 2024, we had sold a total of $16.2 million in offerings pursuant to shelf registration statements which will limit our capacity to sell shares under our current shelf registration statement.

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

The terms of the Lincoln Park Purchase Agreement limit the amount of share of common stock we may issue to Lincoln Park, which may limit our ability to utilize the arrangement to enhance our cash resources.

The Purchase Agreement includes restrictions on our ability to sell shares of our common stock to Lincoln Park, including, subject to specified limitations, (i) if a sale would cause us to issue, in the aggregate, 325,357 shares of common stock (which is equal to approximately 19.99% of our outstanding common stock immediately prior to the execution of the Purchase Agreement, as adjusted for the 1-for-25 reverse stock split completed on January 12, 2024) (the “Exchange Cap”), or (ii) if a sale would cause Lincoln Park and its affiliates to beneficially own more than 9.99% of our issued and outstanding common stock. As of December 31, 2023, we had issued an aggregate of 29,221 shares of common stock pursuant to the Purchase Agreement, reducing the Exchange Cap to 296,136 shares of common stock. Accordingly, we cannot guarantee that we will be able to sell all $50.0 million of shares of common stock in this offering. If we cannot sell the full amount of the shares that Lincoln Park has committed to purchase because of these limitations, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

The terms of the Oxford LSA place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

As of December 31, 2023, we have an outstanding term loan in the principal amount of $20.0 million under our Oxford LSA. The Oxford LSA permitted us to draw down an additional $10.0 million (the “Term B Loan”) upon achievement of certain clinical development milestones on or prior to June 30, 2023. As a result of the discontinuation of one of the cohorts in our KICKSTART trial, which was previously announced in January 2023, we did not achieve one of the clinical development milestones by June 30, 2023 and therefore no longer have access to the additional $10.0 million under the Term B Loan. The term loan is secured by a lien covering substantially all of our personal property, rights and assets, excluding intellectual property, which is subject to a negative pledge. The Oxford LSA contains customary affirmative and negative covenants and events of default applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain governmental approvals, deliver certain financial reports, maintain insurance coverage and protect material intellectual property. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. The restrictive covenants of the Oxford LSA could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial. In addition, Oxford could declare a default upon the occurrence of any event that it interprets as a material adverse change as defined under the Oxford LSA. Due to our determination that there is substantial doubt as to our ability to continue as a going concern, we have determined that the assessment about whether a material adverse change may occur under the Oxford LSA is not within our control, increasing the risk that the loan could be considered to be in default. If we default under the Oxford LSA, Oxford may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our management, as of December 31, 2023, and our independent registered public accounting firm, in their report on our financial statements as of and for the fiscal year ended December 31, 2023, have concluded that there is substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2023 were prepared assuming that we will continue as a going concern. The going concern basis of the presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and satisfy our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2023, our management concluded that, based on expected operating losses and negative cash flows, there is substantial doubt about our ability to continue as a going concern for the twelve months after the date the financial statements were issued. Our ability to continue as a going concern is subject to our ability to raise additional capital through equity offerings or debt financings, including through potential future sales of common stock to Lincoln Park under the Purchase Agreement and sales pursuant to the ATM Offering Program. Additionally, we may receive additional milestone payments under the Pfizer Agreement. However, we may not be able to secure additional financing in a timely manner or on favorable terms, if at all, and may not receive any milestone payments. If we cannot continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that our stockholders may lose some or all of their investment in us. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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
•
allowance or authorization to proceed with clinical trials of our product candidates under investigational new drug applications (“INDs”) by the U.S. Food and Drug Administration, (the “FDA”) or under similar regulatory submissions by comparable foreign regulatory authorities;
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
•
subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up;
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

We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for our ongoing and planned clinical trials and monitoring such patients adequately during and after treatment. The large number of clinical trials concurrently seeking to enroll patients with NSCLC and breast cancers, as well as the other cancers we intend to evaluate, may result in delays or difficulties enrolling a sufficient number of patients, particularly patients that meet our specific enrollment criteria, and completing the trials on schedule, if at all. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing patients is and will likely continue to be costly. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials further limits the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations, the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. For example, in January 2023, we announced enrollment challenges due to staffing issues and completion of other trials across clinical sites for both the frontline PD-L1>50% cohort and the PD-L1>1% maintenance cohort of our KICKSTART trial of tomivosertib in combination with patients with metastatic NSCLC. As a result, we have discontinued enrollment in the PD-L1>1% cohort and focused on enrollment in the PD-L1>50% cohort. We expect to report topline data from the PD-L1>50% cohort in early April 2024. Additionally, because our clinical trials may enroll patients with advanced/metastatic cancers, the patients are typically in the late stages of their disease and may experience clinical disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial and requiring additional patient enrollment. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials, and while we have entered into agreements governing their services, we have limited influence over their actual performance. We cannot assure you that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

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

We may in the future seek accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verity and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, provided FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to administrative or inspectional delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, if a product receives the first FDA approval for the disease or condition for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for a disease or condition broader than the orphan designated disease or condition and may be lost if the FDA later determines that the request for designation was materially defective.

Even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan disease or condition due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same disease or condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same disease or condition if the FDA concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

A Fast Track Designation from the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive regulatory approval.

In November 2023, the FDA granted Fast Track designation to zotatifin in combination with fulvestrant and abemaciclib (ZFA triplet) as second- or third-line therapy for the treatment of adult patients with estrogen receptor-positive (ER+)/human epidermal growth factor-negative (HER2-) advanced or metastatic breast cancer with disease progression following treatment with endocrine therapy and a CDK 4/6 inhibitor, and we may seek such designation for some or all of our other product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, drugs and biologics are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. An NDA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation for any of our product candidates, such product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Furthermore, such a designation does not increase the likelihood that zotatifin or any other product candidate that may be granted Fast Track designation will receive regulatory approval in the U.S. Many product candidates that have received Fast Track Designation have ultimately failed to obtain approval.

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

There is no guarantee that any of our CROs, investigators or other third parties will devote adequate time and resources to such trials or studies or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other development activities that could harm our competitive position. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit. Any such delay or rejection could prevent us from commercializing our product candidates.

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
•
the pricing and cost-effectiveness of our products, as well as the cost of treatment with our products in relation to alternative treatments and therapies;c

•
our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers and other third- party payors;
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

As of December 31, 2023, we had 15 full-time employees. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, intellectual property, proprietary business information, clinical trial data and personal information, or collectively, Confidential Information. Despite the implementation of security measures, our information technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants, third-party service providers and collaborators are vulnerable to attack, damage, and interruption from computer viruses, cybersecurity threats (such as denial-of-service attacks, ransomware, supply chain attacks, cyberattacks or cyber intrusions over the Internet, misconfigurations, "bugs" or other vulnerabilities, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war and telecommunication and electrical failures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper or accidental actions by employees, vendors and other third parties with otherwise legitimate access to our systems. Third parties may also attempt to fraudulently induce our employees and contractors into disclosing sensitive information such as usernames, passwords or other information, or otherwise compromise the security of our electronic systems, networks, and/or physical facilities in order to gain access to our data. Additionally, due to the continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

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

While we do not believe that we have experienced any significant system failure, accident or security breach to date, if a security breach were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information (potentially violating certain privacy laws), it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Any security breach or other incident, whether actual or perceived, could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any actual or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of Confidential Information, or damage to, our data or applications, or inappropriate disclosure of Confidential Information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance with certain privacy and security laws. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent we continue to generate taxable losses, unused losses will carry forward and, subject to limitations, offset future taxable income, if any, until such unused losses expire (although federal net operating loss (“NOL”) carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration). As of December 31, 2023, we had federal and California NOL carryforwards of approximately $200.9 million and $93.8 million, respectively, and federal and California research and development credit carryforwards of approximately $11.4 million, inclusive of the federal orphan drug tax credit carryforward, and $4.8 million, respectively.

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

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications filed after March 2013 will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings including post grant review, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

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

In addition, in June 2023, the European Patent Package, or EU Patent Package, regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation before the UPC. Under the EU Patent Package as currently proposed, we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court. Moreover, the decision whether to opt-out of Unitary Patent status will require coordinating with co-applicants, if any, adding complexity to any such decision.

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

If we fail to meet the continued listing requirements of the Nasdaq Capital Market, our common stock and warrants could be delisted.

If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the minimum closing bid price, stockholders’ equity or round lot holders requirements or the corporate governance requirements, Nasdaq may take steps to delist our common stock and/or warrants.

Although we are currently in compliance with the Nasdaq Capital Market continued listing requirements, we have in the past been subject to notifications from Nasdaq that we were not in compliance with certain listing requirements and we cannot assure you that we will be able to continue to comply with such requirements in the future. In the event that our common stock is delisted from the Nasdaq Capital Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at $0.25 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $450.00 per share (as adjusted for stock splits, stock dividends, reorganizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the public warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the public warrants and a current prospectus relating to them is available. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force you: (i) to exercise public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell public warrants at the then-current market price when you might otherwise wish to hold public warrants or (iii) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your public warrants.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on ISO 27002 standards. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the ISO 27002 as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

We engage external resources that contribute to, and provide independent evaluation of, our existing cybersecurity practices and organizational risk assessment systems. We use established processes designed to identify, assess, and manage third-party service provider risks when third parties handle, possess, process, and store the Company's material information.

Our cybersecurity risk management program includes (i) a policy designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment; (ii) the use of external service providers to manage, assess, test and otherwise assist with aspects of our security controls; and (iii) a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, there can be no assurance that our cybersecurity prevention and mitigation efforts will always be successful, and it is possible that cybersecurity threats could have a material adverse effect on our business, operations, or financial condition in the future. See “Risk Factors—Risks Related to Our Business Operations and Industry—Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.” under the heading “Risk Factors” of this Form 10-K.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the "Committee") oversight of cybersecurity and other information technology risks. The Committee oversees implementation of our cybersecurity risk management program by management and out external information technology service provider.

The Committee receives regular updates from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee also receives briefings from management on our cyber risk management program. Committee members receive presentations on cybersecurity topics from our finance department, including our Chief Financial Officer and external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our Chief Financial Officer, and our external information technology services providers are responsible for assessing and managing our material risks from cybersecurity threats. We have outsourced implementation and day-to-day function of our overall cybersecurity risk management program to our third-party information technology service providers. Our management team supervises both our internal personnel and our retained external cybersecurity consultants.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from the finance department or external information technology personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties.

Our corporate headquarters consists of an 1,800 square foot facility located in Solana Beach, California. In January 2024, we executed a three-year extension to the lease for our headquarters with a new expiration date of October 31, 2027. We believe that our existing facilities are adequate for our near-term needs. We believe that suitable additional or alternative space would be available if required in the future on commercially reasonable terms.

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

Holders of Common Stock

As of February 29, 2024, there were approximately 53 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report.

Overview

We are a clinical-stage biopharmaceutical company focused on pioneering the development of a new class of oncology drugs we refer to as STRIs. Translation is the process in cells whereby the production of proteins is directed by information contained in genetic sequences. We utilized our proprietary selective translation regulation technology platform to internally discover a portfolio of small molecule STRI product candidates. Our product candidates target the eIF4F complex and its activating kinase, mitogen-activated protein interacting kinase (“MNK”). The eIF4F complex is a central node where two of the most frequently mutated signaling pathways in cancer, the PI3K-AKT and RAS-MEK pathways, converge to activate the translation of select mRNA into proteins that are frequent culprits in key disease-driving processes. Inhibition of any one of these targets simultaneously downregulates multiple disease-driving proteins before they are produced. Each of our product candidates is designed to act on a single protein that drives the expression of a network of multiple functionally related proteins, including oncoproteins, which are proteins whose aberrant function can cause cancer, immunosuppressive proteins in T cells and proteins known to drive drug resistance that together control tumor growth, survival and immune evasion.

Our lead product candidate, tomivosertib, is an oral small-molecule inhibitor of MNK that we are developing in combination with inhibitors of anti-PD-(L)1 therapy, for the treatment of patients with solid tumors. In the second quarter of 2021, we initiated dosing in KICKSTART, our randomized Phase 2b clinical trial evaluating tomivosertib in combination with pembrolizumab in patients with metastatic non-small cell lung cancer (“NSCLC”) with PD-L1 expression level greater than or equal to 50% (“PD-L1≥50%”). Pembrolizumab is owned and marketed by Merck for frontline NSCLC and several other indications. We expect to report topline data from the KICKSTART trial in early April 2024. If we obtain positive results from this Phase 2b clinical trial, we plan to follow this trial with subsequent Phase 3 registration trials.

Our second product candidate, zotatifin, is an inhibitor of eIF4A, a component of the eIF4F complex, and is currently being evaluated in a Phase 1/2 clinical trial in patients with certain solid tumors. We have completed the initial dose escalation portion of this trial as well as the initial Phase 2 expansion portion in certain indications, including the evaluation of zotatifin in combination with fulvestrant and abemaciclib (“ZFA triplet”) in patients with ER+ breast cancer. In light of the favorable safety results observed in the Phase 1/2 clinical trial and target engagement data generated to date, we resumed dose escalation of zotatifin dosed every other week, initially in the ZF doublet, in patients with ER+ breast cancer to determine if a higher dose of zotatifin can be utilized in future clinical studies. Subsequently we also initiated dose escalation in the ZFA triplet. In the first quarter of 2024, dose escalation of the ZF doublet concluded with the determination of 0.2 mg/kg zotatifin Q2W as the RP2D for the doublet. We expect to report additional data from dose escalation in the first half of 2024.

To date, we’ve reported interim data from five cohorts including patients with ER+ breast cancer, which demonstrated that zotatifin was generally well tolerated and showed signals of activity, including partial responses in heavily pretreated ER+ breast cancer patients. We reported topline results for the fully enrolled ZFA triplet cohort in ER+ breast cancer at the American Society of Clinical Oncology ("ASCO") 2023 Annual Meeting in June, where partial responses were observed in 5 of 19 (26%) evaluable patients treated with the ZFA triplet. In addition, a partial response was observed in 1 of 3 (33%) patients in the first resumed dose escalation cohort of the ZF doublet. Both ZFA and ZF combinations were generally well tolerated with a large majority of adverse events Grade 1 or 2. We reported mature data for the ZFA triplet cohort at the 2023 San Antonio Breast Cancer Symposium (SABCS®) in December, where median PFS was 7.4 months.

If zotatifin continues to demonstrate an adequate safety profile and sufficient signals of activity, we plan to continue clinical development of zotatifin, potentially as a combination in a randomized trial against a relevant comparator control group. We are currently evaluating plans to test the ZFA triplet in a randomized trial after we finalize the dose and schedule in the first half of 2024. We anticipate interacting with FDA on development strategy utilizing the fast-track designation received in 2023.

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

Since our inception in 2012 we have devoted substantially all of our resources to raising capital, identifying potential product candidates, establishing our intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. As of December 31, 2023, we have raised a total of $325.8 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer ("Pfizer Agreement"), $35.0 million from loans under credit facilities, $16.2 million in gross proceeds from the sale of common stock in the May 2023 Registered Direct Offering (as defined below) and June 2023 Registered Direct Offering (as defined below), $7.5 million in gross proceeds from the sale of common stock under our Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co ("Cantor"), $5.0 million in grant revenue under the Research Subaward Agreement with The Regents of the University of California, on behalf of its San Francisco campus ("UCSF"), and $3.1 million in gross proceeds from the sale of common stock under the equity purchase agreement ("Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"). Other than with respect to the net income generated as a result of revenue under the Pfizer Agreement generated in 2020 and the net income generated in 2021 as a result of the change in valuation of the earn-out liability in 2021, we have incurred significant operating losses since our inception. For the years ended December 31, 2023 and 2022, our net loss for the respective periods was $35.8 million and $22.7 million. As of December 31, 2023 and 2022, we had an accumulated deficit of $179.4 million and $143.6 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with the research and development of our product candidates and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and losses for at least the next several years. We anticipate our expenses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. As of December 31, 2023, we had $18.4 million in cash, cash equivalents and short-term investments. To fund further operations, we will need to raise additional capital. Our current capital resources will not be sufficient for us to complete the clinical development of any of our product candidates or, if applicable, to prepare for commercializing any product candidate which may receive approval from the FDA or comparable foreign regulatory authority. Accordingly, we expect to finance our cash needs through a combination of equity offerings, debt financings, or other capital sources, including potential additional collaborations, licenses, and other similar arrangements. Adequate funding may not be available to us on acceptable terms, if at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Reverse Stock Split

On January 9, 2024, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, as amended to date, with the Secretary of State of the State of Delaware to effect a reverse stock split of our common stock at a ratio of 1-for-25 (the “Reverse Stock Split”), as authorized at our 2023 annual meeting of stockholders held on June 22, 2023. We effected the Reverse Stock Split on January 12, 2024. The number of shares of common stock that we are authorized to issue was proportionally reduced from 1,000,000,000 shares to 40,000,000 shares and the par value of its common stock remains unchanged at $0.0001 per share.

Share and per share amounts in this Annual Report are presented after giving effect to the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and number of shares of common stock issuable under all outstanding stock options and warrants. In addition, proportionate adjustments have been made to the number of shares of common stock reserved for our equity incentive compensation plans.

Financial Operations Overview

Revenue

We currently have no products approved for sale, and revenue recognized in 2022 has been from grant revenue. In the future, we may generate additional revenue from collaboration, grant or license agreements we have entered into, or may enter into, with respect to our product candidates, as well as product sales from any approved product. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our product candidates. If we fail to complete the development of our product candidates in a timely manner or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

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

DARPA Subaward Agreement

In 2021, we entered into a Research Subaward Agreement with UCSF (the "Subaward Agreement"), whereby up to $5.0 million in allowable costs were reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19. Under the terms of Subaward Agreement, we were obligated to provide financial and technical reports to UCSF on a periodic basis. We exhausted the full $5.0 million of allowable costs under the Subaward Agreement in 2022. In February 2023, we reported positive top-line results from a Phase 1b clinical trial of zotatifin for the treatment of COVID-19, which was partially funded by the Subaward Agreement. While we believe the data generated from this trial warrant progression of the COVID-19 program into later-stage development, we are focused on developing our assets in oncology and do not currently plan to pursue further development in COVID-19 unless it secures a non-dilutive source of funding.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands).

	Year Ended December 31,
	2023	2022
External development program expenses:
tomivosertib (eFT508)	$9,460	$8,918
zotatifin (eFT226)	6,422	6,695
eIF4E	—	8
Unallocated internal research and development expenses:
Personnel related	5,211	5,390
Other	1,826	2,302
Total research and development expenses	$22,919	$23,313

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

Interest Expense

Interest expense recorded in the years ended December 31, 2023 and 2022 consisted of amounts attributable to our outstanding term loan with Oxford Financial LLC (“Oxford”).

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Grant revenue	—	3,553	(3,553)
Operating expenses:
Research and development	22,919	23,313	(394)
General and administrative	10,925	12,643	(1,718)
Total operating expenses	33,844	35,956	(2,112)
Loss from operations	(33,844)	(32,403)	(1,441)
Other income (expense), net	(1,967)	9,738	(11,705)
Net loss	$(35,811)	$(22,665)	$(13,146)

Grant Revenue

Grant revenue was zero and $3.6 million for the years ended December 31, 2023 and 2022, respectively. The decrease in grant revenue is due to the timing associated with grant completion, which concluded as of December 31, 2022.

Research and Development Expenses

Research and development expenses were $22.9 million and $23.3 million for the years ended December 31, 2023 and 2022, respectively. The decrease in research and development expenses of $0.4 million was primarily due to a $2.0 million decrease for the zotatifin COVID-19 program, a $0.5 million decrease in consultant costs, and a $0.2 million decrease in personnel-related costs as compared to the year ended December 31, 2022. These costs were partially offset by a $1.7 million increase in costs associated with the eFT226-002 (zotatifin oncology) trial and a $0.6 million increase for the tomivosertib program due primarily to increased costs associated with the eFT508-011 (KICKSTART) trial.

General and Administrative Expenses

General and administrative expenses were $10.9 million and $12.6 million for the years ended December 31, 2023 and 2022, respectively. The decrease in general and administrative expenses during this period of $1.7 million was primarily related to a decrease of $1.0 million in other general and administrative costs primarily related to insurance costs and a $0.6 million decrease in consultant and audit related costs. Further, there was a decrease of $0.2 million in personnel-related costs as compared to the year ended December 31, 2022. These costs were partially offset by a $0.1 million increase in patent related fees as compared to the year ended December 31, 2022.

Other Income (Expense)

Other expense was $2.0 million for the year ended December 31, 2023 and other income was $9.7 million for the year ended December 31, 2022. The decrease of $11.7 million was mostly due to the gain on change in fair value of the earn-out liability and warrant liability during the year ended December 31, 2022, partially offset by $1.2 million in other expense recorded in 2022 related to the Purchase Agreement with Lincoln Park.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through December 31, 2023, we have raised a total of $325.8 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business

Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer, $35.0 million from loans under credit facilities, $16.2 million in gross proceeds from the sale of common stock in the May 2023 Registered Direct Offering and June 2023 Registered Direct Offering, $7.5 million in gross proceeds from the sale of common stock under the ATM Offering Program, $5.0 million in grant revenue under the Subaward Agreement with UCSF, and $3.1 million in gross proceeds from the sale of common stock to Lincoln Park under the Purchase Agreement ($46.9 million remaining available for sale under the Purchase Agreement as of December 31, 2023).

Our cash and cash equivalents and short-term investments totaled $18.4 million as of December 31, 2023. Until required for use in our business, we typically invest our cash in investments that are highly liquid, readily convertible to cash with original maturities of 1 year or less at the date of purchase. We attempt to minimize the risks related to our cash and cash equivalents and investments by maintaining balances in accounts only with accredited financial institutions and, consequently, we do not believe we are subject to unusual credit risk beyond the normal credit risk associated with ordinary commercial banking relationships.

Oxford Loan Facility

In March 2021, we entered into a Loan and Security Agreement (“Oxford LSA”) with Oxford, pursuant to which we could borrow up to $30.0 million, issuable in two separate tranches of $20.0 million (“Term A Loan”) and $10.0 million (“Term B Loan”), collectively referred to as the Oxford Loans. In March 2021, we borrowed $20.0 million of the Term A Loan. The Term A Loan had an interest-only period that commenced upon the borrowing with interest due and payable upon the first day of each month.

On February 22, 2022, we entered into an amendment to the Oxford LSA whereby the interest only period for the Term A Loans will end on March 1, 2024, instead of May 1, 2023. In connection with the amendment, the maturity of the Term A Loans was extended from March 18, 2026 to February 1, 2027. The principal payments due under the Oxford Loans, and the related accrued final payment, have been classified as current liabilities as of December 31, 2022 and December 31, 2023, due to our assessment that the material adverse change clause under the Oxford Loans is not within our control. We have not been notified of an event of default by the lender as of the date of this report.

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

Purchase Agreement with Lincoln Park

On January 24, 2022, we entered into the Purchase Agreement with Lincoln Park which provides for the sale to Lincoln Park up to $50.0 million of shares of our common stock over the thirty-six (36) month term of the Purchase Agreement, subject to certain conditions. In connection with the Purchase Agreement, Lincoln Park made an initial purchase of $3.0 million of shares of common stock, which equated to 22,304 shares of common stock, and we issued 5,717 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. As of December 31, 2023, a total of 1,200 shares of common stock have been sold in addition to the upfront amount, with such shares sold during the three months ended June 30, 2022. The minimum price that we can sell shares to Lincoln Park is $1.00 per share. No assurance can be given that we will sell any additional shares of common stock under the Purchase Agreement, or, if we do, as to the price or amount of shares of common stock that we sell or the dates when such sales will take place.

At-the-Market Offering Program with Cantor

In September 2022, we entered into the Sales Agreement with Cantor, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $50.0 million (the "ATM Offering Program"). Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with Cantor. We will pay a commission to Cantor of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the year ended December 31, 2023, we sold an aggregate of 537,200 shares of common stock at a weighted-average price of $13.48 per share for gross proceeds of approximately $7.2 million under the ATM Offering Program. We incurred offering costs in connection with the ATM Offering Program, including commissions, of approximately $0.4 million during the year ended December 31, 2023.

Registered Direct Offerings

In May 2023, we entered into a securities purchase agreement with a single institutional investor in which 188,000 shares of common stock were issued in a registered direct offering (the "May 2023 Registered Direct Offering"). In connection with the May 2023 Registered Direct Offering, we issued 270,015 shares of common stock in the form of pre-funded warrants, which were immediately exercised. In a concurrent private placement, we issued warrants to purchase up to 458,015 shares of common stock with an exercise price of $13.25 per share ("May 2023 Common Stock Warrants"). The May 2023 Common Stock Warrants were exercisable immediately upon issuance and will expire on November 30, 2028, which is five and one-half years from the issuance date. Additionally, we issued H.C. Wainwright & Co., LLC (the "Placement Agent") warrants to purchase up to 32,060 shares of common stock with an exercise price of $20.47 per share ("May 2023 Placement Agent Warrants"). The May 2023 Placement Agent Warrants will expire on May 26, 2028, which is five years following the commencement of sales in the May 2023 Registered Direct Offering. We received gross proceeds from the May 2023 Registered Direct Offering of $7.5 million with net proceeds of approximately $6.7 million after deducting $0.8 million in commissions and other transaction costs.

In June 2023, we entered into an additional securities purchase agreement with the same institutional investor in which 238,000 shares of common stock were issued in a registered direct offering (the "June 2023 Registered Direct Offering"). In connection with the June 2023 Registered Direct Offering, we issued 72,578 shares of common stock in the form of pre-funded warrants, which were immediately exercised. In a concurrent private placement, we issued warrants to purchase up to 310,577 shares of common stock with an exercise price of $25.00 per share ("June 2023 Common Stock Warrants"). The June 2023 Common Stock Warrants were exercisable immediately upon issuance and will expire on December 8, 2028, which is five and one-half years from the issuance date. Additionally, we issued the Placement Agent warrants to purchase up to 21,739 shares of common stock with an exercise price of $35.1575 per share ("June 2023 Placement Agent Warrants"). The June 2023 Placement Agent Warrants will expire on June 6, 2028, which is five years following the commencement of sales in the June 2023 Registered Direct Offering. We received gross proceeds from the June 2023 Registered Direct Offering of $8.7 million with net proceeds of approximately $7.8 million after deducting $0.9 million in commissions and other transaction costs.

In January 2024, we entered into an additional securities purchase agreement with a new single institutional investor in which 338,000 shares of common stock were issued in a registered direct offering (the "January 2024 Registered Direct Offering"). In connection with the January 2024 Registered Direct Offering, we issued 1,150,834 shares of common stock in the form of pre-funded warrants, 497,834 of which were subsequently exercised. We concurrently issued warrants to purchase up to 1,488,834 shares of common stock with an exercise price of $9.95 per share ("January 2024 Common Stock Warrants"). The January 2024 Common Stock Warrants were exercisable immediately upon issuance and will expire on July 29, 2027, which is three and one-half years from the issuance date. Additionally, we issued the Placement Agent warrants to purchase up to 104,218 shares of common stock with an exercise price of $12.5938 per share (“January 2024 Placement Agent Warrants"). The January 2024 Placement Agent Warrants will expire on July 29, 2027, which is three and one-half years following the commencement of sales in the January 2024 Registered Direct Offering. We received gross proceeds from the January 2024 Registered Direct Offering of $15.0 million with net proceeds of approximately $13.6 million after deducting $1.4 million in commissions and other transaction costs.

As of July 31, 2023, our public float exceeded $75 million, based on 2,427,820 shares of outstanding common stock held by non-affiliates and at a price of $34.75 per share, the closing price of our common stock on June 6, 2023 which was the highest reported sale price of our common stock on the Nasdaq Capital Market within 60 days of July 31, 2023. As a result of our public float being above $75 million, we were no longer subject to General Instruction I.B.6. of Form S-3, which had limited the amounts we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. However, as March 15, 2024, our public float was approximately $65.6 million, based on 3,914,309 shares of outstanding common stock held by non-affiliates and at a price of $16.95 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on March 4, 2024. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. The sales of securities in the May 2023 Registered Direct Offering and the June 2023 Registered Direct Offering were completed pursuant to the baby shelf rules and will limit our limit our capacity to sell shares under our current shelf registration statement until we reach the 12-month anniversary of such offerings. The sales of securities in the January 2024 Registered Direct Offering were not limited by the baby shelf rules and will not limit our capacity under our current shelf registration statement. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

Funding Requirements

As of December 31, 2023, we had $18.4 million in cash and cash equivalents and short-term investments, which, together with the $13.6 million in net proceeds received from the January 2024 Registered Direct Offering, and based on our current operating plan, we estimate is sufficient to fund operations into the first quarter of 2025. However, we have prepared cash flow forecasts which indicate that based on our expected operating cash flows, without taking into account future projected cash inflows, there is substantial doubt about our ability to continue as a going concern within twelve months after the date that the financial statements for the year ended December 31, 2023, are issued. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(29,550)	$(25,899)
Investing activities	14,484	(17,860)
Financing activities	21,233	2,765
Net increase (decrease) in cash	$6,167	$(40,994)

Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $29.6 million, which resulted from a net loss of $35.8 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges and other adjustments included $4.6 million in stock-based compensation, $0.5 million in net accretion of discount and amortization of premium on investments, $0.3 million in non-cash interest expense and $0.1 million in depreciation expense. Changes in operating assets and liabilities included a $0.8 million decrease in prepaid expenses and other assets related to amortization of prepaid public company insurance policies and a $0.9 million increase in accounts payable due to timing of invoices paid.

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

Investing Activities

During the year ended December 31, 2023, net cash provided by investing activities was $14.5 million as a result of the maturities of short-term investments, partially offset by purchases during the period.

During the year ended December 31, 2022, net cash used in investing activities was $17.9 million as a result of the purchases of short-term investments, partially offset by maturities during the period.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $21.2 million, which was primarily the result of $14.5 million in net proceeds from the issuance of common stock in the May 2023 Registered Direct Offering and June 2023 Registered Direct Offering as well as $6.6 million in net proceeds from the issuance of common stock under the ATM Offering Program during the period.

During the year ended December 31, 2022, net cash provided by financing activities was $2.8 million, which was the result of net proceeds from the issuance of common stock to Lincoln Park under the Purchase Agreement and net proceeds from the issuance of common stock under the ATM Offering Program during the period.

Critical Accounting Policies and Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements required estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2023, we had $14.9 million in cash and cash equivalents, consisting of non-interest operating accounts, interest-bearing money market funds and U.S. Treasury securities. As of December 31, 2023, we had $3.5 million in short-term investments, consisting of U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term, low-risk profile of our money market funds and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Board of Directors

The following sets forth certain information, as of February 15, 2024, concerning the persons who serve as our executive officers and members of our Board.

Name	Age	Position
Executive Officers
Stephen T. Worland, Ph.D.	66	President, Chief Executive Officer and Director
Michael Byrnes	47	Chief Financial Officer
Douglas Warner, M.D.	52	Chief Medical Officer
Non-Employee Directors
Brian M. Gallagher, Jr., Ph.D. (1)(3)	54	Chair
Elizabeth P. Bhatt (3)	56	Director
Chris Ehrlich (1)(2)	54	Director
Kristen Harrington-Smith (2)	51	Director
Barbara Klencke, M.D. (2)	66	Director
Caroline Loewy (1)	58	Director

(1)
Member of the Audit Committee.
(2)
Member of the Compensation Committee
(3)
Member of the Nominating and Corporate Governance Committee

Executive Officers

Stephen T. Worland, Ph.D. has served as our President and Chief Executive Officer and as a member of the Old eFFECTOR board of directors since its inception in May 2012, and has served on the Board since August 2021. Previously, Dr. Worland served as Chief Executive Officer and as a member of the board of directors of Anadys Pharmaceuticals, Inc. from August 2007 until its acquisition by Roche Holding AG in 2011. Prior to his appointment as Chief Executive Officer of Anadys Pharmaceuticals, Dr. Worland served as its Chief Scientific Officer and President, Pharmaceuticals. Prior to Anadys Pharmaceuticals, Inc., Dr. Worland was Vice President and Head of Antiviral Research at Pfizer Inc. and Vice President at Warner Lambert Co., where he was responsible for worldwide anti-infectives strategy. Dr. Worland has served as a director of Tracon Pharmaceuticals, Inc. since February 2015 and as a director of Blackstone Medicines since April 2017. Dr. Worland was an NIH postdoctoral fellow in molecular biology at Harvard University and completed a Ph.D.in Chemistry at the University of California, Berkeley. He received his B.S. with Highest Honors in Biological Chemistry from the University of Michigan. Dr. Worland’s extensive knowledge of our business, as well as his extensive experience in the biotechnology and pharmaceutical industries contributed to our Board’s conclusion that he should serve as a director of our Company.

Michael Byrnes has served as our Chief Financial Officer since December 2020. Previously, Mr. Byrnes was Senior Vice President of Finance at Principia Biopharma, Inc. from January 2020 until its acquisition by Sanofi in September 2020. Prior to that, Mr. Byrnes served as Chief Financial Officer of Alkahest, Inc. from May 2018 to January 2020 and Chief Financial Officer of Ocera Therapeutics, Inc., from December 2014 until its acquisition by Mallinckrodt Pharmaceuticals in December 2017. Mr. Byrnes served as Corporate Controller of Maxygen, Inc. from March 2010 to December 2014 and prior to that, held finance positions of increasing responsibility from 2000 to 2010 with NeurogesX, Inc., Lipid Sciences, Inc. and ADAC Laboratories, Inc., a Philips Medical Systems company. Mr. Byrnes has served as director of CERo Therapeutics, Inc. (Nasdaq: CERO) since February 2024. Mr. Byrnes received his B.S.C. in Finance from Santa Clara University and an M.B.A. from California State University, Hayward.

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

Non-Employee Directors

Brian M. Gallagher, Jr., Ph.D. served on Old eFFECTOR’s board of directors since 2020, and as chair of its board since 2020 and has served as chair of the Board since August 2021. Currently, Dr. Gallagher is Managing Partner and Co-founder of Trekk Venture Partners, an early stage biotech focused venture firm. Dr. Gallagher previously served as a Partner at Abingworth LLP from 2018 to 2022. Previously, from 2010 to 2018, Dr. Gallagher was a Partner at SR One. He is currently on the board of directors of Slate Bio and was formerly a board director at Q32 Bio from 2020 to 2022, Abingworth Management Inc. from 2018 to 2022, and Nimbus Therapeutics from 2011 to 2018, River Vision (acquired by Horizon Pharma) from 2012 to 2017, Translate Bio (TBIO) from 2011 to 2019, Aileron Therapeutics (ALRN) from 2010 to 2018, Navitor Pharmaceuticals from 2014 to 2018, and CalciMedica from 2013 to 2018, and was a board observer at Constellation Pharmaceuticals (CNST) from 2010 to 2018 and Dicerna Pharmaceuticals (DRNA)from 2010 to 2014, and has served on the boards of other private and public companies. Prior to SR One, Dr. Gallagher was at Sirtris Pharmaceuticals where he was responsible for corporate development, operations and post-merger integration after the company’s acquisition by GSK. Earlier in his career, Dr. Gallagher held key roles in operations and R&D at Alantos Pharmaceuticals (acquired by Amgen) and at Eisai. Dr. Gallagher holds a Ph.D. in organic chemistry from the University of Michigan and a BS in chemistry from the University of Massachusetts, where he was a Shapiro scholar. He is an inventor on over 25 patents and applications and is the senior author of a number of publications in prominent journals. He currently serves on the Investment Advisory Board for University of Michigan Biomedical Venture Fund, and the Advisory Boards for Michigan Drug Discovery and formerly NYU Medical School’s Therapeutic Alliances. Dr. Gallagher’s experience as a venture capitalist and service as a director of other biopharmaceutical companies contributed to our Board’s conclusion that he should serve as a Chair of our Company.

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

Barbara Klencke, M.D. has served on the Board since November 2021. Dr. Klencke also currently serves on the Boards of Tscan Therapeutics Therapeutics (Nasdaq: TCRX), Xencor (Nasdaq: XNCR), and Immune-Onc and previously served on the board of Lexent Bio from 2017 until that company’s acquisition by Foundation Medicine in 2020. She previously served as the Chief Medical and Chief Development Officer of Sierra Oncology Inc., a publicly traded clinical-stage biopharmaceutical company from 2015 until its acquisition by GSK in 2022. From 2011 to 2015, Dr. Klencke served as SVP, Global Development, at Onyx Pharmaceuticals, which was acquired by Amgen Inc. in 2013. She also led a variety of both early- and late-stage oncology programs while at Genentech, Inc. from 2003 to 2011. She completed Internal Medicine and Hematology/Oncology training at the University of California, San Francisco and remained there as an Assistant Professor of Medicine in Oncology focusing on clinical research from 1995 to 2002. Dr. Klencke holds a B.S. from Indiana University and an M.D. from the University of California, Davis. Dr. Klencke’s significant scientific expertise in biotechnology contributed to our Board’s conclusion that she should serve as a director of our Company.

Caroline Loewy has served on the Board since September 2023. Ms. Loewy serves on public company boards, provides strategic advisory services to life science companies, and has more than 25 years of experience in the biopharmaceutical industry. She co-founded and served as Chief Financial Officer and Chief Business Officer of Achieve Life Sciences, Inc., a specialty pharmaceuticals company, from 2015 to 2017. Prior to Achieve Life Sciences, she served as Chief Financial Officer of several life sciences companies, including Tobira Therapeutics, Inc. from 2012 to 2014, Corcept Therapeutics Inc. from 2008 to 2011 and Poniard Pharmaceuticals, Inc. from 2006 to 2008. Prior to that, Ms. Loewy was a senior biotechnology equity research analyst at Morgan Stanley, Inc. from 2000 to 2004 and Prudential Securities, Inc. from 1996 to 1999. She began her career as a financial analyst at BankAmerica Corporation. Ms. Loewy is a founding board member of the Global Genes Project and the KCNQ2 Cure Alliance Foundation. Ms. Loewy has served on the board of directors of CymaBay Therapeutics, Inc. (Nasdaq: CBAY) since December 2016, and previously served on the boards of directors of PhaseBio Pharmaceuticals, Inc. from July 2018 to September 2023, Phoenix Biotech Acquisition Corp. from October 2021 to February 2024, Zogenix, Inc. from September 2020 to March 2022, Aptose Biosciences from April 2018 to June 2022, and of Locust Walk Acquisition Corp. from January 2021 to August 2021. Ms. Loewy holds a B.A. from the University of California, Berkeley, and a M.B.A./M.S. degree from Carnegie Mellon University.

Family Relationships

There are no family relationships between our Board and any of our executive officers.

Board of Directors and Election of Directors

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that each of Mr. Ehrlich, Ms. Bhatt, Dr. Gallagher, Ms. Harrington-Smith, Dr. Klencke and Ms. Loewy are an independent director under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our Common Stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Transactions.”

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
•
the Class II directors are Mr. Ehrlich, Dr. Gallagher and Ms. Loewy, and their terms will expire at our 2026 annual meeting of stockholders; and
•
the Class III directors are Ms. Bhatt and Dr. Klencke, and their terms will expire at our 2024 annual meeting of stockholders.

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

The members of our audit committee are Mr. Ehrlich, Dr. Gallagher and Ms. Loewy. Ms. Loewy serves as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Ms. Loewy is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq listing standards. Our Board has determined each of Mr. Ehrlich, Dr. Gallagher and Ms. Loewy is independent under the applicable rules of the SEC and Nasdaq.

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

The members of our compensation committee are Mr. Ehrlich, Ms. Harrington-Smith and Dr. Klencke. Mr. Ehrlich serves as the chairperson of the committee. Our Board has determined that each of Mr. Ehrlich, Ms. Harrington-Smith and Dr. Klencke is independent under the applicable Nasdaq listing standards and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for assisting our Board in discharging the Board’s responsibilities regarding the identification of qualified candidates to become board members, the selection of nominees for election as directors at our annual meetings of stockholders (or special meetings of stockholders at which directors are to be elected), and the selection of candidates to fill any vacancies on our Board and any committees thereof. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies, reporting and making recommendations to our Board concerning governance matters and oversight of the evaluation of our Board. The members of our nominating and corporate governance committee are Ms. Bhatt and Dr. Gallagher. Ms. Bhatt serves as the chairperson of the committee. Our Board has determined that Ms. Bhatt and Dr. Gallagher is independent under the applicable Nasdaq listing standards.

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

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2023, our “named executive officers” and their positions were as follows:

•
Stephen T. Worland, Ph.D., who serves as President and Chief Executive Officer;
•
Michael Byrnes, who serves as Chief Financial Officer; and
•
Douglas Warner, M.D., who serves as Chief Medical Officer;

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

On January 12, 2024, the Company effected a 1-for-25 reverse stock split of its common stock (the “Reverse Stock Split”). The per share amounts and exercise prices provided in this Item 11 give retroactive effect to the Reverse Stock Split, unless otherwise indicated.

Summary Compensation Table

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to the named executive officers for services rendered during the years ended December 31, 2023 and December 31, 2022.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Stephen T. Worland, Ph.D.	2023	594,700	—	343,544	237,880	41,381	1,217,505
President and Chief Executive Officer	2022	566,500	—	2,987,797	254,295	34,460	3,843,052
Michael Byrnes	2023	450,000	—	171,776	171,000	33,817	826,593
Chief Financial Officer	2022	435,735	—	1,351,611	156,865	31,090	1,975,301
Douglas Warner, M.D.	2023	474,308	—	85,880	151,779	34,073	746,040
Chief Medical Officer	2022	179,135	50,000	407,562	64,356	10,909	711,962

(1)
Represents a $50,000 one-time signing bonus for Dr. Warner in connection with his commencement of employment.
(2)
In accordance with SEC rules, this column reflects the aggregate grant-date fair value of the option awards granted during 2023 computed in accordance with ASC Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 8 to our consolidated financial statements. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the Common Stock underlying such stock options.
(3)
Amounts reflect bonuses awarded to our named executive officers by our Board in recognition of annual performance and paid in cash as further described below in “Bonus Compensation.”
(4)
For 2023, amounts reflect (i) $33,098, $33,098 and $32,905 in health and welfare insurance premium payments for Dr. Worland, Mr. Byrnes, and Dr. Warner, respectively, and (ii) $8,283, $719 and $1,168 in group term life premiums for Dr. Worland, Mr. Byrnes and Dr. Warner, respectively.

Narrative Disclosure to Compensation Tables

Base Salary

The compensation of the named executive officers is generally determined and approved at the beginning of each year or, if later, in connection with the commencement of employment of the executive, by our Board or the compensation committee. The following represent the base salaries which were effective for 2023 for the named executive officers.

Name	2023 Annual Base Salary ($)
Stephen T. Worland, Ph.D.	594,700
Michael Byrnes	450,000
Douglas Warner, M.D.	474,308

Bonus Compensation

We consider annual cash incentive bonuses to be an important component of our total compensation program and to provide incentives necessary to retain executive officers. Each of the named executive officers is eligible to receive an annual performance-based cash bonus based on a specified target annual bonus award amount, expressed as a percentage of the named executive officer’s base salary. The following represent the target percentages of base salary for 2023 for the named executive officers:

Name	2023 Target Percentage
Stephen T. Worland, Ph.D.	50%
Michael Byrnes	40%
Douglas Warner, M.D.	40%

Bonuses for any one year are usually determined and paid in the first quarter of the following year. For 2023, our Board reviewed our corporate goals and, following such review, determined to pay annual bonuses to the named executive officers at 80% of target based on its assessment of our progress during 2023 relative to such goals, which were based on clinical, financial, regulatory and corporate development objectives. Mr. Byrnes’ 2023 annual bonus was further adjusted upward to 95% of target based on individual performance for the 2023 calendar year. The 2023 annual bonuses paid to our named executive officers are reflected in the Summary Compensation Table above.

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

In January 2023, Dr. Worland, Mr. Byrnes and Dr. Warner were each awarded an annual grant of stock options under our 2021 Plan of 40,000, 20,000 and 10,000 stock options, respectively. The stock options have an exercise price per share of $11.75, which was the closing price per share of our Common Stock on the date of grant. The stock options vest over four years following the date of grant, with 1/48th of the total number of shares subject to the options vesting on each monthly anniversary of January 17, 2023, subject to their continuous service with us through the applicable vesting dates.

In February 2024, Dr. Worland, Mr. Byrnes and Dr. Warner were each awarded an annual grant of stock options under our 2021 Plan of 80,000, 40,000 and 25,000 stock options, respectively. The stock options have an exercise price per share of $11.32, which was the closing price per share of our Common Stock on the date of grant. The stock options vest over four years following the date of grant, with 1/48th of the total number of shares subject to the options vesting on each monthly anniversary of February 19, 2024, subject to their continuous service with us through the applicable vesting dates.

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

Employment Agreement with Dr. Worland

We have entered into an employment agreement with Dr. Worland, our President and Chief Executive Officer. Pursuant to his agreement, Dr. Worland is entitled to an annual base salary and a target annual incentive bonus, in each case as established from time to time by the compensation committee of our Board.

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

Employment Agreement with Dr. Warner

We have entered into an employment agreement with Dr. Warner, our Chief Medical Officer. Pursuant to his agreement, Dr. Warner is entitled to an annual base salary and a target annual incentive bonus, in each case as established from time to time by the compensation committee of our Board. Pursuant to his employment agreement, Dr. Warner received a one-time signing bonus in the amount of $50,000.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards granted to the named executive officers that remained outstanding as of December 31, 2023, in each case, as adjusted to reflect the conversion of such awards in connection with the Reverse Stock Split.

	Option Awards (1)(2)
Name and principal position	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Stephen T. Worland, Ph.D.	12/4/2014	8,691	—	18.25	12/4/2024
	1/8/2016	24,760	—	28.50	1/8/2026
	2/17/2016	5,794	—	28.50	2/17/2026
	8/21/2017	11,588	—	41.50	8/21/2027
	1/20/2022	9,979	10,847	166.25	1/20/2032
	6/20/2022	15,620	5,207	37.25	6/20/2032
	1/17/2023	9,166	30,833	11.75	6/20/2032
Michael Byrnes	12/10/2020	10,139	3,380	59.75	12/10/2030
	1/20/2022	4,514	4,907	166.25	1/20/2032
	6/20/2022	7,066	2,355	37.25	6/20/2032
	1/17/2023	4,583	15,417	11.75	6/20/2032
Douglas Warner, M.D.	8/8/2022	8,242	16,484	22.44	8/8/2032
	1/17/2023	2,291	7,708	11.75	6/20/2032

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
(2)
Each option award vests over four years with 25% vesting on the first anniversary of the vesting commencement date and the remainder vesting in equal monthly installments thereafter, with the exception of the January 20, 2022 and January 17, 2023 grants which vest in equal monthly installments for four years, and the June 20, 2022 grants which vests over two years with 50% vesting on the first anniversary of the vesting commencement date and the remainder vesting in equal monthly installments thereafter.

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

Clawback Policy

We have adopted a compensation recovery policy that requires the recovery of certain erroneously paid incentive compensation received by our Section 16 officers on or after October 2, 2023, as required by new SEC rules and NYSE Listing Standards implemented pursuant to the Dodd-Frank Act.

Director Compensation

The following table summarizes compensation received by our non-employee directors during the year ended December 31, 2023. Dr. Worland, our President and Chief Executive Officer, is also a member of our Board, but does not receive any additional compensation for his service as a director in addition to the compensation he received as an employee. Dr. Worland’s compensation is described further above.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Brian Gallagher	81,500	28,320	—	—	109,820
John Smither (3)	40,653	23,730	—	—	64,383
Caroline Loewy (4)	16,914	18,786	—	—	35,700
Barbara Klencke	45,000	20,871	—	—	65,871
Chris Ehrlich	57,500	23,420	—	—	80,920
Elizabeth Bhatt	52,000	21,484	—	—	73,484
Kristen Harrington-Smith	45,000	20,871	—	—	65,871

(1)
Reflects cash retainer fees earned by our non-employee directors in 2023.

(2)
In accordance with SEC rules, this column represents the aggregate grant-date fair value of option awards granted during 2023 computed in accordance with ASC Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 8 to our consolidated financial statements. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options. The table below shows the aggregate number of outstanding options held as of December 31, 2023 by each individual who served as a non-employee director during 2023.

Name	Number of Securities Underlying Options Outstanding at December 31, 2023
Brian Gallagher	5,237
John Smither	3,692
Caroline Loewy	1,600
Barbara Klencke	4,325
Chris Ehrlich	4,637
Elizabeth Bhatt	4,400
Kristen Harrington-Smith	4,058

(3)
Mr. Smither resigned as a member of our Board on September 7, 2023.
(4)
Ms. Loewy was appointed as a member of our Board on September 9, 2023.

Director Compensation Program

Our Board has approved a non-employee director compensation program (the “Director Compensation Program”). The Director Compensation Program provides for annual retainer fees and long-term equity awards for our non-employee directors. In January 2024, our Board approved an increase to the annual retainer fees for our Chair of the Board/Lead Independent Director and Compensation Committee members, as noted below.

The Director Compensation Program consists of the following components:

Cash Compensation

•
Annual Base Board Fee: $40,000
•
Annual Chair Fees:
o
Chair of the Board/Lead Independent Director: $35,000 (increased from $30,000)
o
Audit Committee: $15,000
o
Compensation Committee: $10,000
o
Nominating and Corporate Governance Committee: $8,000
•
Annual Committee Member Fees (non-Chair):
o
Audit Committee: $7,500
o
Compensation Committee: $6,000 (increased from $5,000)
o
Nominating and Corporate Governance Committee: $4,000

Annual cash fees will be paid in quarterly installments in arrears and will be pro-rated for any partial calendar quarter of service.

Equity Compensation

•
Initial Awards: Each non-employee director who is initially elected or appointed to our Board following the effective date of the Director Compensation Program and those directors who were serving on our Board immediately following the consummation of the Business Combination shall be granted stock options to purchase 1,600 shares (each, an “Initial Award”). Each Initial Award will vest in equal monthly installments over three years beginning on the non-employee director’s appointment to the Board, subject to the non-employee director’s continued service through each such vesting date.
•
Annual Awards: Each non-employee director who is serving on our Board as of the date of the annual meeting of our stockholders each calendar year beginning with calendar year 2022 shall be granted, on such annual meeting date, stock options to purchase 800 shares (each, an “Annual Award”). Each Annual Award will vest in full on the earlier to occur of (A) the first anniversary of the applicable grant date and (B) the date of the next annual meeting following the grant date, subject to the non-employee director’s continued service through the applicable vesting date.

On February 19, 2024, each non-employee member of the Board received an additional award of stock options to purchase 2,000 shares. These awards vest in equal monthly installments over the twelve months following the date of grant, subject to the non-employee director’s continued service through the applicable vesting date.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Securities

The following table sets forth the beneficial ownership of Common Stock as of February 29, 2024 by:

•
each person who is known to be the beneficial owner of more than 5% of shares of Common Stock;
•
each of our current named executive officers and directors; and
•
all current executive officers and directors as a group.

The beneficial ownership of Common Stock is based on 3,687,309 shares of Common Stock outstanding as of February 29, 2024.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable within 60 days of February 29, 2024.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares	% of Ownership
5% Holders
Abingworth Bioventures VI, L.P. (2)	193,195	5.2%
Directors and Executive Officers
Stephen T. Worland, Ph.D. (3)	130,652	3.5%
Michael Byrnes (4)	34,848	*
Douglas Warner, M.D. (5)	14,469	*
Elizabeth Bhatt (6)	4,116	*
Chris Ehrlich (7)	11,128	*
Brian Gallagher (8)	5,792	*
Kristen Harrington-Smith (9)	3,146	*
Barbara Klencke (10)	3,591	*
Caroline Loewy (11)	1,005	*
All directors and executive officers as a group (9 individuals) (12)	208,747	5.4%

* Less than one percent

(1)
Unless otherwise noted, the business address of each of those listed in the table above is 142 North Cedros Avenue, Suite B, Solana Beach, California 92075.
(2)
Based on the information contained in the Schedule 13D/A filed with the SEC on August 18, 2023 by The Carlyle Group Inc. Includes (i) 192,884 shares of common stock held of record by Abingworth Bioventures VI LP and (ii) 311 shares of Common Stock underlying stock options exercisable within 60 days of August 18, 2023. The Carlyle Group Inc., which is a publicly traded entity listed on Nasdaq, is the sole shareholder of Carlyle Holdings I GP Inc., which is the sole member of Carlyle Holdings I GP Sub L.L.C., which is the general partner of Carlyle Holdings I L.P., which, with respect to the securities reported herein, is the managing member of CG Subsidiary Holdings L.L.C., which is the managing member of TC Group, L.L.C., which is the managing member of Carlyle Investment Management, L.L.C., which is the sole member of Carlyle Genesis UK LLC, which is the principal member of Abingworth LLP. Abingworth Bioventures VI LP has delegated to Abingworth LLP all investment and dispositive power over the securities held of record by Abingworth Bioventures VI LP. Accordingly, each of the foregoing entities may be deemed to share beneficial ownership of the securities held of record by Abingworth Bioventures VI LP, but each disclaims beneficial ownership of such securities. The address of each of Abingworth LLP and Abingworth Bioventures VI LP is 38 Jermyn Street, London, SW1Y 6DN, England, United Kingdom. The address of each of the other Reporting Persons is c/o The Carlyle Group, 1001 Pennsylvania Ave. NW, Suite 220 South, Washington, DC 20004-2505.
(3)
Represents 33,181 shares held by a family trust of Dr. Worland of which he is a trustee and 97,471 shares underlying options to purchase shares of Common Stock.
(4)
Includes 33,118 shares underlying options to purchase shares of Common Stock.
(5)
Represents 14,469 shares underlying options to purchase shares of Common Stock.
(6)
Represents 361 shares of Common Stock held directly by LWAC Sponsor and allocated to Ms. Bhatt by LWAC D&O LLC, a member of LWAC Sponsor, and 3,755 shares underlying options to purchase shares of Common Stock held by Ms. Bhatt.
(7)
Represents 5,686 shares of Common Stock held directly by LWAC Sponsor and allocated to Mr. Ehrlich by Locust Walk Partners LLC (LWP), a member of LWAC Sponsor, 41 shares of Common Stock held directly by LWAC Sponsor and allocated to Mr. Ehrlich’s spouse by LWP, 1,409 shares of Common Stock held directly by Mr. Ehrlich, and 3,992 shares underlying options to purchase shares of Common Stock held by Mr. Ehrlich.
(8)
Includes 4,592 shares underlying options to purchase shares of Common Stock.

(9)
Represents 3,146 shares underlying options to purchase shares of Common Stock.
(10)
Represents 3,591 shares underlying options to purchase shares of Common Stock.
(11)
Represents 361 shares of Common Stock held directly by LWAC Sponsor and allocated to Ms. Loewy by LWAC D&O LLC, a member of LWAC Sponsor, and 644 shares underlying options to purchase shares of Common Stock held by Ms. Loewy.
(12)
Represents 44,934 shares of Common stock and 178,083 options to purchase shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2023)

The following table provides information as of December 31, 2023 regarding compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders (1)	540,019	(2)	$51.67	(3)	155,593	(4)
Equity compensation plans not approved by stockholders	—		—		—
Total	540,019		$51.67		155,593

(1)
Consists of the 2021 Plan, 2013 Plan and eFFECTOR Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”).
(2)
Represents 130,694 shares and 350,181 shares subject to outstanding stock options under the 2013 Plan and 2021 Plan, respectively. With respect to the ESPP, represents 59,144 shares available for issuance under such plan as of December 31, 2023 (all of which were eligible for issuance pursuant to the offering period in effect on such date).
(3)
Represents the weighted-average exercise price of outstanding options.
(4)
Includes 96,449 shares available for issuance under the 2021 Plan and 59,144 shares reserved for issuance under the ESPP as of December 31, 2023. We are no longer permitted to grant awards under the 2013 Plan. The maximum number of shares subject to purchase under our ESPP offering outstanding on December 31, 2023 is 59,144 shares.

The number of shares of our common stock available for issuance under the 2021 Plan will be annually increased on January 1 of each calendar year ending in 2031 by an amount equal to the lesser of (i) a number equal to 5% of the outstanding shares on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by our Board. Effective as of January 1, 2024, the number of shares available for issuance under the 2021 Plan was increased by 149,733 shares, which is not reflected in the table above.

In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on January 1 of each calendar year ending in 2031 by an amount equal to the lesser of (a) a number equal to 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares as is determined by our Board. Effective as of January 1, 2024, the number of shares available for issuance under the ESPP was increased by 29,946 shares, which is not reflected in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions entered since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed $120,000 (or, if less, 1% of the average of our total assets amounts as of December 31, 2023), and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

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

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firms Fees

Ernst & Young LLP ("E&Y") has served as eFFECTOR's independent registered public accounting firm since 2013.

The following table sets forth the aggregate fees and expenses billed to us by E&Y for fiscal years 2023 and 2022:

	2023	2022
Audit Fees (1)	549,523	763,800
Tax Fees (2)	31,209	33,990
All Other Fees	—	—
Total	580,732	797,790

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of eFFECTOR Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of eFFECTOR Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has net losses in 2023 and negative cash flows from operating activities since its inception, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Diego, California

March 26, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

eFFECTOR THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except share and par value data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$14,875	$8,708
Short-term investments	3,495	17,602
Prepaid expenses and other current assets	1,468	1,704
Total current assets	19,838	28,014
Property and equipment, net	140	241
Operating lease right-of-use assets	53	111
Other assets	513	711
Total assets	$20,544	$29,077
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,330	$1,486
Accrued expenses	2,921	3,368
Current term loans, net	19,385	19,061
Accrued final payment on term loans, current	1,100	1,100
Lease liabilities, current portion	60	60
Total current liabilities	25,796	25,075
Other accrued liabilities, non-current	503	—
Earn-out liability	—	6
Non-current warrant liability	40	40
Non-current lease liabilities	—	60
Total liabilities	26,339	25,181
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2023 and December 31, 2022; zero shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized at December 31, 2023 and December 31, 2022; 2,994,679 shares issued and 2,982,679 shares issued and outstanding as of December 31, 2023; 1,679,602 shares issued and 1,667,602 shares issued and outstanding as of December 31, 2022(1)	—	—
Additional paid-in capital(1)	173,582	147,480
Accumulated other comprehensive loss	—	(18)
Accumulated deficit	(179,377)	(143,566)
Total stockholders' equity (deficit)	(5,795)	3,896
Total liabilities and stockholders' equity (deficit)	$20,544	$29,077

(1) Amounts have been retroactively restated to reflect the 1-for-25 reverse stock split effected on January 12, 2024 (see Note 1. Organization and Basis of Presentation of the accompanying notes to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Grant revenue	$—	$3,553
Operating expenses:
Research and development	22,919	23,313
General and administrative	10,925	12,643
Total operating expenses	33,844	35,956
Operating loss	(33,844)	(32,403)
Other income (expense)
Interest income	972	439
Interest expense	(2,919)	(2,251)
Other income (expense), net	(26)	(574)
Change in fair value of earn-out liability	6	12,124
Total other income (expense)	(1,967)	9,738
Net loss	$(35,811)	$(22,665)
Comprehensive loss:
Net loss	(35,811)	(22,665)
Other comprehensive income (loss)	18	(18)
Comprehensive loss:	$(35,793)	$(22,683)
Net loss per share, basic and diluted(1)	$(16.37)	$(13.76)
Weighted-average common shares outstanding, basic and diluted(1)	2,186,954	1,647,183

(1) Amounts have been retroactively restated to reflect the 1-for-25 reverse stock split effected on January 12, 2024 (see Note 1. Organization and Basis of Presentation of the accompanying notes to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock(1)		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital(1)	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	1,615,598	$—	$138,185	$—	$(120,901)	$17,284
Stock option exercises	193	—	3	—	—	3
Issuance of common stock, net of issuance costs	51,811	—	3,958	—	—	3,958
Stock-based compensation expense	—	—	5,334	—	—	5,334
Unrealized loss on short-term investments	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(22,665)	(22,665)
Balance at December 31, 2022	1,667,602	$—	$147,480	$(18)	$(143,566)	$3,896
Stock option exercises	3,590	—	47	—	—	47
Issuance of common stock, net of issuance costs - Registered direct offerings	426,000	—	14,523	—	—	14,523
Exercise of prefunded warrants - Registered direct offerings	342,593	—	8	—	—	8
Issuance of common stock, net of issuance costs	542,894	—	6,929	—	—	6,929
Stock-based compensation expense	—	—	4,595	—	—	4,595
Unrealized gain on short-term investments	—	—	—	18	—	18
Net loss	—	—	—	—	(35,811)	(35,811)
Balance at December 31, 2023	2,982,679	$—	$173,582	$—	$(179,377)	$(5,795)

(1) Amounts have been retroactively restated to reflect the 1-for-25 reverse stock split effected on January 12, 2024 (see Note 1. Organization and Basis of Presentation of the accompanying notes to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities:
Net loss	$(35,811)	$(22,665)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	111	53
Accretion of discount and amortization of premium on investments, net	(473)	(37)
Stock-based compensation	4,595	5,334
Loss (gain) on disposal of assets	(3)	1
Gain on change in fair value of warrant liability	—	(638)
Gain on change in fair value of earn-out liability	(6)	(12,124)
Other expense related to the equity purchase agreement	29	1,161
Non-cash interest expense	323	339
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	587	1,575
Other non-current assets	192	192
Accounts payable	855	958
Accrued expenses	52	(52)
Operating lease right-of-use assets and liabilities, net	(1)	4
Net cash used in operating activities	(29,550)	(25,899)
Investing activities:
Purchases of fixed assets	(97)	(192)
Maturities of short-term investments	31,750	34,750
Purchases of short-term investments	(17,169)	(52,418)
Net cash provided by (used in) investing activities	14,484	(17,860)
Financing activities:
Payment of debt issuance costs	—	(37)
Proceeds from exercise of common stock options and warrants, net	56	3
Proceeds from issuance of common stock - Registered direct offerings, net of issuance costs	14,523	—
Proceeds from issuance of common stock including ESPP, net of issuance costs	6,654	2,799
Net cash provided by financing activities	21,233	2,765
Net increase (decrease) in cash and cash equivalents	6,167	(40,994)
Cash and cash equivalents at beginning of period	8,708	49,702
Cash and cash equivalents at end of period	$14,875	$8,708
Supplemental disclosure of cash flow information:
Interest paid	$2,529	$1,823
Supplemental disclosure of non-cash investing and financing activities:
Issuance of commitment shares	—	862
Purchases of fixed assets included in accounts payable and accrued expenses	—	12

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

The Company is a clinical-stage biopharmaceutical company focused on pioneering the development of a new class of oncology drugs the Company refers to as selective translation regulator inhibitors ("STRIs"). The Company’s principal operations are in the United States, with its headquarters in Solana Beach, California. The Company has devoted substantially all of its resources to raising capital, identifying potential product candidates, establishing its intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. The Company has not generated revenues from its principal operations, other than from licensing and grant revenue, through December 31, 2023.

Reverse Stock Split

On January 9, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended to date, with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, par value $0.0001 at a ratio of 1-for-25 (the “Reverse Stock Split”), as authorized at the Company’s 2023 annual meeting of stockholders held on June 22, 2023. The Company effected the Reverse Stock Split on January 12, 2024. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise were entitled to a fractional share of common stock were entitled to receive a proportional cash payment. The number of shares of common stock that the Company is authorized to issue was proportionally reduced from 1,000,000,000 shares to 40,000,000 shares and the par value of its common stock remains unchanged at $0.0001 per share.

The Company has retroactively restated the share and per share amounts in the consolidated financial statements as of December 31, 2023 and 2022. Proportionate adjustments were made to the per share exercise price and number of shares of common stock issuable under all outstanding stock options and warrants. In addition, proportionate adjustments have been made to the number of shares of common stock reserved for the Company’s equity incentive compensation plans. The consolidated statements of stockholders’ equity (deficit) and balance sheets reflect the impact of the Reverse Stock Split by reclassifying from “common stock” to “additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split.

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

The Company has experienced net losses and negative cash flows from operating activities since its inception, aside from the years ended December 31, 2021 and December 31, 2020 when net income was realized as a result of a gain in fair value recognized associated with the earn-out liability and revenue in connection with the Research Collaboration and License Agreement with Pfizer, respectively. The Company has an accumulated deficit of $179.4 million at December 31, 2023. For the year ended December 31, 2023, the Company had a net loss of $35.8 million and used $29.6 million in cash for operations. At December 31, 2023, the Company had cash and cash equivalents and short-term investments of $18.4 million. The Company anticipates that its expenses will increase significantly in connection with its ongoing activities to support its research and development efforts, and it expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date that these financial statements for the year ended December 31, 2023 are issued. The principal payments due under the Oxford Loans (as defined below), and the related accrued final payment, have been classified as current liabilities as of December 31, 2023, due to the considerations discussed above and the assessment that the material adverse change clause under the Oxford Loans is not within the Company’s control. The Company has not been notified of an event of default by the lender as of the date of issuance of these financial statements.

The Company’s ability to continue as a going concern is dependent upon its ability to receive additional capital. Management intends to raise additional capital through equity offerings or other capital sources, including potential additional collaborations, licenses and other similar arrangements. Additionally, the Company may receive additional milestone payments from the Research Collaboration and License Agreement with Pfizer (described in Note 11), through the issuance of common stock under the equity purchase agreement (the "Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park") (described in Note 8) or through the issuance of common stock under the at-the-market offering program (described in Note 8) with Cantor Fitzgerald & Co ("Cantor"). However, the Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all, and may not receive any milestone payments. Without additional capital, the Company may be forced to delay, scale back or eliminate some of its research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations, or may be required to pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of its stockholders.

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

Fair Value of Financial Instruments

The carrying amounts of all cash equivalents, prepaid expenses and other assets, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short-term nature of these items. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of the term loans approximate their carrying value (see Note 6).

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

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. Should an impairment exist, the impairment loss would be measured based on the excess over the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses from inception through December 31, 2023.

Leases

At the commencement date of a lease, the Company recognizes lease liabilities which represent its obligation to make lease payments, and right-of-use assets ("ROU assets") which represent its right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date. The ROU asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. ROU assets are recorded in operating lease ROU assets and lease liabilities are recorded in operating lease liabilities, current and noncurrent in the balance sheets.

Grant Revenue

The Company had grant revenues in 2022 derived from a grant with the Defense Advanced Research Projects Agency (“DARPA”) through the University of California, San Francisco (“UCSF”). The Company recognized DARPA grant revenue as reimbursable grant costs are incurred up to pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expense in the accompanying 2022 consolidated statements of operations and comprehensive loss. Billings in excess of receipts are included as a receivable recorded within prepaid expenses and other current assets on the consolidated balance sheets.

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

As of December 31, 2023 and 2022, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.

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

Common Stock and Placement Agent Warrants

In May 2023 and June 2023, the Company completed two separate registered direct offerings whereby common stock warrants and placement agent warrants were issued with the right to acquire common stock of the Company. In order to determine the appropriate accounting treatment for the warrants, the Company considered the indexation guidance under Accounting Standards Codification ("ASC") 815-40. The Company has concluded that the common stock warrants and placement agent warrants issued in the May 2023 and June 2023 registered direct offerings are equity classified as they are considered indexed to the Company's stock and do not contain any settlement provisions that would preclude equity classification.

Earn-Out Shares

In accordance with the Merger Agreement, 200,000 shares ("Earn-Out Shares") were contingently issuable to Old eFFECTOR stockholders and option holders upon the occurrence of the Triggering Event, defined within the Merger Agreement as the date on which the common stock price equals or exceeds $500.00 over at least 20 trading days out of a 30 consecutive trading day period during the two-year period following the close date of the Business Combination. The estimated fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the earn-out period using the most reliable information available.

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

The Triggering Event did not occur during the two-year period following the close date of the Business Combination and the achievement period for the earn-out expired on August 25, 2023. As such, the Old eFFECTOR stockholders and option holders are no longer eligible to receive Earn-Out shares as of August 25, 2023.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to annual and interim segment disclosures. The updated accounting guidance, among other things, requires disclosure of certain significant segment expenses. We will adopt the updated accounting guidance in our Annual Report on Form 10-K for the year ended December 31, 2024. We do not expect impact from the adoption of the new accounting guidance will have material impact to our segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has not yet completed its assessment of the impact of ASU 2023-09 on the Company’s Consolidated Financial Statements. We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is antidilutive. The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities as of December 31, 2023 and 2022 are as follows (in common stock equivalent shares, each as adjusted to reflect the Reverse Stock Split):

	For the Year Ended December 31,
	2023	2022

Common stock warrants	768,592	—
Placement agent warrants	53,799	—
Public warrants	233,332	233,332
Private placement warrants	7,266	7,266
Earn-Out Shares	—	200,000
Unvested sponsor shares	12,000	12,000
Stock options outstanding	480,875	349,495
Total	1,555,864	802,093

3.
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

The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy as of December 31, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2023	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$10,887	$10,887	$—	$—
U.S. Treasury securities	3,988	—	3,988	—
Short-term investments:
U.S. Treasury securities	3,495	—	3,495	—
Total assets	$18,370	$10,887	$7,483	$—
Liabilities
Private placement warrant liability	$40	$—	$—	$40
Total liabilities	$40	$—	$—	$40

		Fair Value Measurements Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$8,708	$8,708	$—	$—
Short-term investments:
U.S. Treasury securities	17,602	—	$17,602	—
Total assets	$26,310	$8,708	$17,602	$—
Liabilities
Private placement warrant liability	$40	$—	$—	$40
Earn-out liability	6	—	—	6
Total liabilities	$46	$—	$—	$46

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $10.9 million and $8.7 million as of December 31, 2023 and December 31, 2022, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. Accrued interest receivable related to short-term investments was $52,000 and $27,000 as of December 31, 2023 and December 31, 2022, respectively, and included as part of prepaid expenses and other current assets in the consolidated balance sheets.

The following tables summarize the Company’s short-term investments accounted for as available-for-sale securities as of December 31, 2023 and December 31, 2022 (in thousands):

			December 31, 2023
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	1 year or less	$3,495	$—	$—	$3,495
		$3,495	$—	$—	$3,495

			December 31, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	1 year or less	$17,620	$1	$(19)	$17,602
		$17,620	$1	$(19)	$17,602

Private Placement Warrant Liability

In connection with the Business Combination, the Company assumed the public and private placement warrants described in Note 2. The private placement warrants are precluded from equity treatment and are recorded as liabilities as they are not considered indexed to the Company's common stock. The private placement warrant liability is measured at fair value, using a combination of observable and unobservable inputs. The change in fair value of the private placement warrant liability is recorded in other income (expense) on the statement of operations and comprehensive loss. The following key assumptions were used in determining the fair value of the private placement warrant liability valued using the Black-Scholes option pricing model as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Common stock price	$11.69	$10.69
Expected volatility	125.0%	125.0%
Risk-free interest rate	4.1%	4.2%
Expected term (in years)	2.7	3.7
Expected dividend yield	—	—

The following table presents activity for the private placement warrant liability measured at fair value using significant unobservable Level 3 inputs during the year ended December 31, 2023 (in thousands):

Private Placement Warrant Liability
Balance at December 31, 2022	40
Change in fair value	—
Balance at December 31, 2023	$40

4.
Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31, 2023	December 31, 2022

Lab equipment	$30	$30
Computer and office equipment	154	149
Furniture and fixtures	78	61
Leasehold improvements	188	188
Construction in process	14	29
	464	457
Less accumulated depreciation and amortization	(324)	(216)
	$140	$241

The Company recorded depreciation and amortization expense of $111,000 and $53,000 for the years ended December 31, 2023 and 2022, respectively.

5.
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Employee compensation	$1,587	$1,385
Research and development	1,036	1,206
Professional and outside services	75	112
Interest	223	197
Other	—	468
	$2,921	$3,368

6.
Term Loans

Oxford Term Loans

In March 2021, Old eFFECTOR entered into a Loan and Security Agreement (“Oxford LSA”) with Oxford Finance LLC (“Oxford”), pursuant to which the Company may borrow up to $30.0 million, issuable in two separate tranches of $20.0 million (“Term A Loans”) and $10.0 million (“Term B Loans”), collectively referred to as the Oxford Loans. In March 2021, the Company borrowed $20.0 million of the Term A Loans. The Company is required to make a final payment equal to 5.5% of the Term A Loans at maturity, which has been recorded as a debt discount for the Term A Loans and is being amortized over the term of the debt arrangements. In connection with the Oxford LSA, the Company issued warrants to purchase a total of 1,503 shares of Series C Preferred Stock at an exercise price of $133.25 per share.

On February 22, 2022, the Company entered into an amendment to the Oxford LSA whereby the interest only period for the Term A Loans ended on March 1, 2024. In connection with the amendment, the maturity of the Term A Loans was extended from March 18, 2026 to February 1, 2027. Additionally, Term B Loans would have become available to the Company after January 1, 2023 upon achievement of certain clinical development milestones, until the earlier of (i) June 30, 2023, (ii) 45 days after the achievement of certain clinical development milestones, and (iii) the occurrence of an event of default. As the Company did not achieve the clinical development milestones by June 30, 2023, it no longer has access to the additional $10.0 million under the Term B Loans. The amendment was accounted for as a debt modification as the modified debt was not substantially different from the original debt and the cash flows were not significantly changed.

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

The Company recorded a debt discount of $1.6 million for the estimated fair value of warrants, debt issuance costs, and final payment to be made, which is being amortized to interest expense over the term of the loan using the effective-interest method. As of December 31, 2023, the Company had $20.0 million of outstanding principal under the Term A Loans of which $19.4 million is reflected on the balance sheet net of debt discounts. Interest expense, including amortization of debt discount related to the Oxford Term A Loans, totaled $2.9 million for the year ended December 31, 2023. The Company is in compliance with all covenants under the Oxford LSA as of December 31, 2023. The Term A Loans include customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term A Loans. The principal payments due under the Oxford Loans, and the related accrued final payment, have been classified as current liabilities as of December 31, 2023, due to the considerations discussed in the Liquidity section of Note 1. The Company has not been notified of an event of default by the lender as of the date of issuance of these financial statements.

Based on the outstanding principal amounts for the Company’s Term A Loans, the following table sets forth by year the Company’s required future principal payments as of December 31, 2023 (in thousands):

As of December 31, 2023
2024	$5,555
2025	6,667
2026	6,667
2027	1,111
Required future principal payments	$20,000
Unamortized debt discount	(615)
Current term loans, net as of December 31, 2023	$19,385

7.
Warrants

Assumed Public Warrants and Private Placement Warrants

Following the consummation of the Business Combination, holders of the public warrants and private placement warrants are entitled to acquire common stock of the Company. The warrants became exercisable on January 12, 2022, which is 12 months from the closing of the LWAC's initial public offering. Each warrant entitles the registered holder to purchase one share of common stock at an exercise price of $287.50 per share. The public warrants and private placement warrants will expire on August 25, 2026, which is five years after the completion of the Business Combination.

Once the public warrants and private placement warrants became exercisable, the Company has the right to redeem the outstanding warrants in whole and not in part at a price of $0.25 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the common stock equals or exceeds $450.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The private placement warrants are identical to the public warrants except that, so long as they are held by the sponsor or its permitted transferees: (i) they will not be redeemable by the Company; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.

Private placement warrants are liability-classified (See Note 3) and the public warrants are equity-classified. The following table summarizes the number of outstanding public warrants and private placement warrants and the corresponding exercise price as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022	Exercise Price	Expiration Date
Public warrants	233,332	233,332	$287.50	August 24, 2026
Private placement warrants	7,266	7,266	$287.50	August 24, 2026

Warrants - Registered Direct Offerings

In May 2023, the Company completed a registered direct offering (“May 2023 Registered Direct Offering”) which included the issuance of 270,015 shares of common stock in the form of pre-funded warrants with a purchase price of $16.35 per share and an exercise price of $0.025 (the “May 2023 Pre-Funded Warrants”). The May 2023 Pre-Funded Warrants were immediately exercised. Additionally, in a concurrent private placement, the Company issued warrants to purchase up to 458,015 shares of common stock (the “May 2023 Common Stock Warrants”) with an exercise price of $13.25 per share. The May 2023 Common Stock Warrants will expire on November 30, 2028, which is five and one-half years from the issuance date. Further, the Company issued warrants to designees of the placement agent to purchase up to 32,060 shares of common stock ("May 2023 Placement Agent Warrants") with an exercise price of $20.47 per share. The May 2023 Placement Agent Warrants will expire on May 26, 2028, which is five years following the commencement of sales in the May 2023 Registered Direct Offering. See Note 8 for additional detail surrounding the May 2023 Registered Direct Offering.

In June 2023, the Company completed a registered direct offering (“June 2023 Registered Direct Offering”) which included the issuance of 72,578 shares of common stock in the form of pre-funded warrants with a purchase price of $28.10 per share and an exercise price of $0.025 (the “June 2023 Pre-Funded Warrants”). The June 2023 Pre-Funded Warrants were immediately exercised. Additionally, in a concurrent private placement, the Company issued warrants to purchase up to 310,577 shares of common stock (the “June 2023 Common Stock Warrants”) with an exercise price of $25.00 per share. The June 2023 Common Stock Warrants will expire on December 8, 2028, which is five and one-half years from the issuance date. Further, the Company issued warrants to designees of the placement agent to purchase up to 21,739 shares of common stock ("June 2023 Placement Agent Warrants") with an exercise price of $35.1575 per share. The June 2023 Placement Agent Warrants will expire on June 6, 2028, which is five years following the commencement of sales in the June 2023 Registered Direct Offering. See Note 8 for additional detail surrounding the June 2023 Registered Direct Offering.

The common stock warrants and placement agent warrants are equity-classified. The following table summarizes the number of outstanding common stock warrants and placement agent warrants and the corresponding exercise price as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022	Exercise Price	Expiration Date
May 2023 Common Stock Warrants	458,015	—	$13.25	November 30, 2028
May 2023 Placement Agent Warrants	32,060	—	$20.47	May 26, 2028
June 2023 Common Stock Warrants	310,577	—	$25.00	December 8, 2028
June 2023 Placement Agent Warrants	21,739	—	$35.1575	June 6, 2028

8.
Preferred Stock and Stockholders’ Equity

Purchase Agreement

On January 24, 2022, the Company entered into the Purchase Agreement and a registration rights agreement with Lincoln Park which provides for the sale to Lincoln Park up to $50.0 million of shares (the “Purchase Shares”) of the Company's common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park made an initial purchase of $3.0 million of shares of common stock, which equated to 22,304 shares of common stock, and the Company issued 5,717 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. As of December 31, 2023, a total of 1,200 shares of common stock have been sold in addition to the upfront amount. There were no purchases under the Purchase Agreement during the year ended December 31, 2023.

Under the Purchase Agreement, the Company has sole discretion, subject to certain conditions, on any business day selected by the Company to require Lincoln Park to purchase up to 1,200 shares of common stock (the “Fully Adjusted Regular Purchase Share Limit”) at the Purchase Price (as defined below) per purchase notice (each such purchase, a “Regular Purchase”). The Fully Adjusted Regular Purchase Share Limit may be increased as follows: to up to 2,000 shares if the closing price is not below $125.00, and up to 3,000 shares if the closing price is not below $250.00. Lincoln Park’s committed obligation under each Regular Purchase is capped at $500,000, unless the Parties agree otherwise. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to the lesser of: (i) the lowest sale price of the common shares during the Purchase Date (as defined in the Purchase Agreement), or (ii) the average of the three (3) lowest closing sale prices of the common shares during the ten (10) business days prior to the Purchase Date.

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

The aggregate number of shares that the Company can sell to Lincoln Park under the Purchase Agreement may not exceed 325,357 shares of the Common Shares (which is equal to approximately 19.99% of the shares of the Common Shares outstanding immediately prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of Common Shares to Lincoln Park under the Purchase Agreement equals or exceeds $160.50 per share; provided that at no time may Lincoln Park (together with its affiliates) beneficially own more than 4.99% of the Company’s issued and outstanding Common Shares.

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

At-the-Market Offering Program

In September 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the "Sales Agreement") with Cantor, under which the Company may, from time to time, sell shares of the Company’s common stock having an aggregate offering price of up to $50.0 million in “at the market” offerings (the "ATM Offering Program") through Cantor. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with Cantor. Cantor will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In August 2023, the Company amended and supplemented its prospectus, dated September 9, 2022 (the “Prospectus”), relating to the offer and sale of shares of its common stock pursuant to the Sales Agreement (the “Prospectus Supplement”) as the Company was no longer subject to General Instruction I.B.6. of Form S-3, which limited the amounts that the Company could sell under the registration statement of which the Prospectus and Prospectus Supplement are a part. In connection with filing this Annual Report on Form 10-K, we will amend and supplement the Prospectus to reduce the amount of shares which can be sold pursuant to the Sales Agreement to be no more than one-third our public float, as calculated on the day of filing.

During the year ended December 31, 2023, the Company sold an aggregate of 537,200 shares of common stock at a weighted-average price of $13.48 per share for gross proceeds of approximately $7.2 million under the ATM Offering Program. Offering costs, including commissions, of approximately $0.4 million were recorded as an offset to gross proceeds within additional paid-in capital.

During the year ended December 31, 2022, the Company sold an aggregate of 19,157 shares of common stock at a weighted-average price of $15.03 per share for gross proceeds of approximately $0.3 million under the ATM Offering Program. Offering costs, including commissions, of approximately $0.2 million were recorded as an offset to gross proceeds within additional paid-in capital.

Registered Direct Offerings

The May 2023 Registered Direct Offering included the issuance and sale of an aggregate of 188,000 shares of the Company’s common stock at a purchase price of $16.375 per share in a registered direct offering priced at-the-market under Nasdaq rules. In addition, the offering included the issuance of the May 2023 Pre-Funded Warrants, which were immediately exercised, and the May 2023 Common Stock Warrants. The Company received gross proceeds from the May 2023 Registered Direct Offering of $7.5 million with net proceeds of approximately $6.7 million after deducting $0.8 million in commissions and other transaction costs.

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

The June 2023 Registered Direct Offering included the issuance and sale of an aggregate of 238,000 shares of the Company’s common stock at a purchase price of $28.125 per share in a registered direct offering priced at-the-market under Nasdaq rules. In addition, the offering included the issuance of the June 2023 Pre-Funded Warrants, which were immediately exercised, and the June 2023 Common Stock Warrants. The Company received gross proceeds from the June 2023 Registered Direct Offering of $8.7 million with net proceeds of approximately $7.8 million after deducting $0.9 million in commissions and other transaction costs.

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

Preferred Stock

Upon closing of the Business Combination transaction, pursuant to the terms of the Amended and Restated Certificate of Incorporation, 100,000,000 shares of preferred stock with a par value of $0.0001 per share were authorized. eFFECTOR's Board of Directors (the "Board of Directors") has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock immediately after the closing of the Business Combination and no preferred stock has been issued as of December 31, 2023.

Sponsor Shares

In connection with the closing of the Business Combination, the LWAC sponsor received 162,250 shares of eFFECTOR common stock, of which 12,000 shares were subject to vesting if, on or prior to August 25, 2024, the price of shares of common stock equals or exceeds $375.00 per share for a period of at least 20 trading days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination (the "Sponsor Shares"). The 12,000 Sponsor Shares subject to vesting meet the criteria for equity classification, but are not considered outstanding from an accounting perspective. These shares are considered issued but not outstanding as of December 31, 2023 and December 31, 2022, and have been excluded from outstanding shares in the calculation of loss per share for the years ended December 31, 2023 and 2022.

Employee Stock Purchase Plan

The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. An aggregate of 35,200 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by our Board of Directors; provided that the total number of shares of common stock that become available for issuance under the ESPP will never exceed 600,000. If our capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the ESPP will be appropriately adjusted. As of December 31, 2023, 59,144 shares were reserved for future issuance under the ESPP. During the years ended December 31, 2023 and 2022, 5,694 and 3,433 shares of common stock were issued under the ESPP, respectively.

2013 Equity Incentive Plan

Prior to the Business Combination, Old eFFECTOR maintained its 2013 Equity Incentive Plan (the “2013 Plan”), under which Old eFFECTOR granted incentive stock options, restricted stock awards, and other stock-based awards to employees, directors, and non-employee consultants. Upon completion of the Business Combination, the Company ceased granting awards under the 2013 Plan and, as described below, all awards under the 2013 Plan were converted into awards under the 2021 Plan with the same terms and conditions. As of August 25, 2021, prior to the Business Combination transaction, 156,781 Old eFFECTOR options remained outstanding under the 2013 Plan. In connection with the completion of the Business Combination and the adoption of the 2021 Plan, no further awards will be granted under the 2013 Plan. As of December 31, 2023, there were 130,694 options outstanding under the 2013 Plan.

2021 Equity Incentive Plan

In connection with the consummation of the Business Combination on August 25, 2021, the Board of Directors approved the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”). As of December 31, 2023, 446,630 shares of common stock are authorized for issuance pursuant to awards under the 2021 Plan, inclusive of any shares of common stock subject to stock options, restricted stock awards or other awards that were assumed in the Business Combination. As of December 31, 2023, 375,506 options to purchase common shares have been awarded and 96,449 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

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

A summary of the Company’s stock option activity under the plans is as follows (in thousands, except share and per share amounts and years):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	349,495	$68.23	7.4	$—
Granted	151,589	13.01	9.1
Exercised	(3,590)	13.00	—
Cancelled or forfeited	(16,619)	55.70	6.6
Outstanding at December 31, 2023	480,875	$51.67	7.3	$—
Vested and exercisable at December 31, 2023	292,803	$57.64	6.3	$—

For the year ended December 31, 2023 the total fair value of vested options was $5.0 million. The weighted-average grant date fair value of employee and non-employee option grants during the year ended December 31, 2023 was $9.39 per share and $9.56 per share, respectively. The intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was zero.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense specifically related to stock options of $4.6 million and $5.0 million for the years ended December 31, 2023 and 2022, respectively. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

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

As of December 31, 2023, the unrecognized compensation cost related to outstanding employee options was $4.6 million and is expected to be recognized as expense over approximately 2.2 years. Unrecognized compensation cost related to outstanding nonemployee options was $0.9 million as of December 31, 2023, and is expected to be recognized as expense over approximately 0.7 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of December 31, 2023:

December 31, 2023
Stock options issued and outstanding	480,875
Public warrants issued and outstanding	233,332
Private placement warrants issued and outstanding	7,266
Common stock warrants issued and outstanding	768,592
Placement agent warrants issued and outstanding	53,799
Unvested sponsor shares	12,000
Authorized for future stock awards or option grants	96,449
Authorized for future issuances under the ESPP	59,144
Total	1,711,457

9.
Earn-Out Shares

In accordance with the Merger Agreement, 200,000 Earn-Out Shares were contingently issuable to Old eFFECTOR stockholders and option holders upon the occurrence of the Triggering Event, defined within the Merger Agreement as the date on which the common stock price equals or exceeds $500.00 over at least 20 trading days out of 30 consecutive trading day period for the two-year period following the close date of the Business Combination. The Triggering Event did not occur during the two-year period following the close date of the Business Combination and therefore the achievement period for the earn-out expired on August 25, 2023. As such, the Old eFFECTOR stockholders and option holders are no longer eligible to receive Earn-Out shares as of August 25, 2023 and the value of the earn-out liability is zero as of December 31, 2023. The resulting reduction in value was recorded as a gain on change in fair value of the earn-out liability and included within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

As of December 31, 2022, the stockholders and option holders were eligible to receive approximately 182,422 and 17,512 Earn-Out Shares, respectively. The fair value per share of the Earn-Out Shares was less than $0.01 as of December 31, 2022. The fair value was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the earn-out period using the most reliable information available. Assumptions used in the valuation were as follows:

December 31, 2022
Stock price	$10.69
Expected volatility	115.0%
Risk-free interest rate	4.8%
Forecast period (in years)	0.6
Cost of equity	20.0%

Old eFFECTOR Stockholders

The Company determined that the contingent obligation to issue Earn-Out Shares to existing Old eFFECTOR stockholders was not indexed to the Company's stock under ASC 815-40 and therefore equity treatment was precluded. The Triggering Event that would determine the issuance of the Earn-Out Shares includes terms that are not solely indexed to the common stock of the Company, and as such liability classification was required. The Company estimated the fair value of the shareholder Earn-Out Shares at date of issuance and revalued the liability each reporting period with the changes in fair value being recorded to the consolidated statements of operations and comprehensive loss. In accordance with the Merger Agreement, Earn-Out Shares attributable to Old eFFECTOR option holders who discontinue providing service before the occurrence of the Triggering Event are reallocated to the remaining eligible stockholders and option holders. As the two-year period following the close date of the Business Combination expired on August 25, 2023, the earn-out liability of approximately $6,000 was reduced to zero during the year ended December 31, 2023 and a gain on change in fair value was recognized on the consolidated statement of operations and comprehensive loss. For the year ended December 31, 2022, there was a decrease in the earn-out liability of $12.1 million which was recorded as a gain on change in fair value within the consolidated statement of operations and comprehensive loss.

The contingent obligation, prior to the earn-out expiration, to issue Earn-Out Shares to existing Old eFFECTOR option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders were required to continue providing service until the occurrence of the Triggering Event. The fair value of the option holder Earn-Out Shares at the consummation date of the Business Combination was approximately $7.9 million, which was recorded as share-based compensation over the derived service period of 0.36 years following the consummation of the Business Combination. For the year ended December 31, 2022 there was approximately $0.3 million recorded in share-based compensation related to the Earn-Out Shares, and the derived service period was completed as of March 31, 2022, with no additional share-based compensation expense to be recorded.

10.
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

In July 2021, the Company entered into an amendment to the license agreement to confirm the impact of the Business Combination on the license agreement, including clarifying that in connection with the closing of the Business Combination, the Company would pay UCSF a one-time cash payment of approximately $1.0 million. The $1.0 million payment was made to UCSF in August 2021 in connection with the close of the Business Combination. The Company is also required to make cash milestone payments to UCSF upon the completion of certain clinical and regulatory milestones for the licensed products. No milestone events occurred during the years ended December 31, 2023 and December 31, 2022. The aggregate remaining potential milestone payments are approximately $375,000.

The Company paid an annual minimum royalty of $15,000 to UCSF during each of the years ended December 31, 2023 and 2022. All license related fees were recorded as research and development expense.

11.
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

There was no revenue recorded in connection with this agreement for the years ended December 31, 2023 and 2022 because all development and sales milestones (variable consideration) were fully constrained.

12.
DARPA Grant Revenue

In April 2021, the Company entered into a Research Subaward Agreement with UCSF (the "Subaward Agreement"), whereby up to $5.0 million in allowable costs were reimbursable for clinical and manufacturing activities related to zotatifin for the treatment of COVID-19. Under the terms of the Subaward Agreement, the Company was obligated to provide financial and technical reports to UCSF on a periodic basis. The Subaward Agreement can be terminated by either party upon written notice and also in the event that DARPA suspends or terminates its cooperative agreement with UCSF. The initial award period for the Subaward Agreement ended in December 2021, and in April 2022 the Company received an extension of the award period to December 2022, with the same maximum $5.0 million reimbursement amount. The Company did not recognize any revenue under the Subaward Agreement in the year ended December 31, 2023. The Company recognized $3.6 million of revenue under the Subaward Agreement in the year ended December 31, 2022. As of December 31, 2022, the Company exhausted the full $5.0 million of allowable reimbursable costs under the Subaward Agreement.

13.
Commitments and Contingencies

Leases

In September 2021, the Company entered a non-cancelable three-year lease for certain office space in Solana Beach, California, with an option to renew for an additional three-year term. In January 2024, the Company executed a three-year extension to the lease with a new expiration date of October 31, 2027. The initial term of the lease started on November 1, 2021, and is serving as the Company's headquarters. Rent expense under this lease was $0.1 million for each of the years ended December 31, 2023 and 2022.

During each of the years ended December 31, 2023 and 2022, the Company paid $0.1 million in lease payments. All lease payments were included in operating activities in the statements of cash flows.

The following table summarizes supplemental balance sheet information related to leases as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$53	$111
Total right-of-use assets	53	111
Liabilities
Operating lease liabilities, current	60	60
Operating lease liabilities, non-current	—	60
Total operating lease liabilities	$60	$120

As of December 31, 2023, the future minimum annual lease payments under the existing operating leases were as follows (in thousands, except for weighted-average remaining lease term and weighted-average discount rate):

2024	62
Total remaining lease payments	62
Less: imputed interest	(2)
Total operating lease liabilities	60
Less: current portion	(60)
Long-term operating lease liabilities	$-
Weighted-average remaining lease term (in years)	0.83
Weighted-average discount rate	8%

14.
Employee Benefits

The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. Through December 31, 2023, the Company made no matching contributions.

15.
Income Taxes

There was no income tax expense recorded by the Company for the years ended December 31, 2023 and 2022. Significant components of the Company’s net deferred tax assets are summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$46,365	$42,243
Intangibles	174	189
Research and development capitalization	6,525	3,839
Accrued compensation	2,070	2,282
Credits	9,395	8,013
Fixed assets	21	10
Other, net	99	88
Right-of-use liability	13	25
Deferred tax assets	64,662	56,689

Deferred tax liabilities:
Right-of-use asset	(11)	(23)
Deferred tax liabilities	(11)	(23)

Net deferred tax assets	64,651	56,666
Valuation allowance	(64,651)	(56,666)
Net deferred tax assets	$—	$—

A reconciliation of the income tax computed at the federal statutory tax rate to the expense (benefit) for income taxes for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	December 31, 2023	December 31, 2022
Tax at statutory rate	$(7,520)	$(4,760)
State income taxes, net of federal benefits	—	(2,076)
Change in valuation allowance	7,990	7,726
Uncertain tax positions	793	586
Gain on change in fair value of earn-out liability	(1)	(2,546)
Permanent differences and other	974	281
Transaction costs	6	244
Capitalized R&D	—	3,381
LWAC net operating loss	(259)	(1,370)
Credits	(1,983)	(1,466)
Income tax expense	$—	$—

Management assesses all available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company has experienced net losses since inception (aside from the years ended December 31, 2021 and December 31, 2020 when net income was realized as a result of a gain in fair value recognized associated with the earn-out liability and non-recurring revenue in connection with the Research Collaboration and License Agreement with Pfizer, respectively), and the revenue and income potential of the Company’s business and market are unproven. Due to the Company’s continuing research and development activities, the Company expects to continue to incur net losses into the foreseeable future. As such, the Company cannot conclude that it is more likely than not that its deferred tax assets will be realized. A valuation allowance of $64.7 million and $56.7 million at December 31, 2023 and 2022, respectively, has been established to offset the deferred tax assets, as realization of such assets is uncertain.

Utilization of net operating loss (“NOL”) and research and development (“R&D”) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions, which on its own or combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future.

The Company completed a preliminary Code section 382 and 383 study from inception through December 31, 2020 and concluded that $1.8 million of federal and California net operating losses and $0.1 million of federal R&D credits will expire unused. The Company removed deferred tax assets for net operating loss of $0.6 million and research credits of $0.1 million from its deferred tax assets schedule and has recorded a corresponding decrease in the valuation allowance. The Company has not conducted a Sections 382 and 383 study after December 31, 2020. When such study is completed, the Company will adjust its deferred tax assets accordingly. Due to the existence of a full valuation allowance any subsequent ownership changes will not impact the Company’s effective tax rate.

The Company had federal and California NOL carryforwards of approximately $200.9 million and $93.8 million, respectively, portions of which begin to expire in 2034 and 2036, respectively. Federal NOLs of $122.4 million carry forward indefinitely.

As of December 31, 2023, the Company had federal and California research and development (“R&D” tax) credit carryforwards of approximately $11.4 million, inclusive of the federal orphan drug tax credit carryforward, and $4.8 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2034, unless previously utilized. The California R&D tax credit carryforwards are available indefinitely. As of December 31, 2023, the Company also had federal orphan drug tax credit carryforwards of $2.2 million that will begin to expire in 2037.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2023 and 2022, excluding interest and penalties, is as follows (in thousands):

	December 31, 2023	December 31, 2022
Balance at beginning of the year	$8,860	$8,235
Additions/(reductions) for tax positions - prior year	117	—
Increase related to current year positions	840	625
Balance at the end of the year	$9,817	$8,860

For the year ended December 31, 2023, the Company recognized interest and penalties of approximately $40,000 and zero, respectively, which are recorded in accrued expenses on the consolidated balance sheets. Interest and penalties are captured within the interest expense and other income (expense) lines, respectively, on the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2022, the Company recognized interest and penalties of approximately $62,000 and $50,000, respectively.

The Company currently files income tax returns in California and with the U.S. Internal Revenue Service. The Company currently has no tax periods under examination by any jurisdiction. Due to the existence of net operating loss carryforwards, all tax periods from inception of the Company are open for examination by taxing authorities for all jurisdictions.

Included in the balance of unrecognized tax benefits at December 31, 2023 is $8.3 million that, if recognized, would not impact the Company’s income tax expense (benefit) or effective tax rate as long as our deferred tax asset remains subject to a full valuation allowance. The Company does not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.

16.
Subsequent Events

On January 29, 2024, the Company completed the January 2024 Registered Direct Offering which included the issuance and sale of an aggregate of 338,000 shares of the Company’s common stock at a purchase price of $10.075 per share in a registered direct offering priced at-the-market under Nasdaq rules. In addition, the offering included the issuance of 1,150,834 shares of common stock in the form of pre-funded warrants, 497,834 of which were subsequently exercised, with a purchase price of $10.074 per share and an exercise price of $0.001 (the “January 2024 Pre-Funded Warrants”). Additionally, the Company issued warrants to purchase up to 1,488,834 shares of common stock (the “January 2024 Common Stock Warrants”) with an exercise price of $9.95 per share. The January 2024 Common Stock Warrants will expire on July 29, 2027, which is three and one-half years from the issuance date.

Further, the Company issued warrants to designees of the placement agent to purchase up to 104,218 shares of common stock ("January 2024 Placement Agent Warrants") with an exercise price of $12.5938 per share. The January 2024 Placement Agent Warrants will expire on July 29, 2027, which is three and one-half years following the commencement of sales in the January 2024 Registered Direct Offering. The Company received gross proceeds from the January 2024 Registered Direct Offering of $15.0 million with net proceeds of approximately $13.6 million after deducting $1.4 million in commissions and other transaction costs.

In connection with the January 2024 Registered Direct Offering, the Company paid H.C. Wainwright & Co., LLC, as exclusive placement agent, an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering and a management fee equal to 1.0% of the gross proceeds received by the Company from the offering. The Company also paid the placement agent $25,000 for non-accountable expenses, $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses, and $15,950 for clearing fees. Additionally, the Company issued designees of the placement agent the January 2024 Placement Agent Warrants, equal to 7.0% of the aggregate number of shares of common stock and pre-funded warrants placed in the offering.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger dated as of May 26, 2021, by and among Locust Walk Acquisition Corp., Locust Walk Merger Sub, Inc. and eFFECTOR Therapeutics, Inc.	8-K	2.1	5/27/2021

3.1	Amended and Restated Certificate of Incorporation of eFFECTOR Therapeutics, Inc.	8-K	3.1	8/31/2021

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of eFFECTOR Therapeutics, Inc.	8-K	3.1	6/23/2023

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of eFFECTOR Therapeutics, Inc.	8-K	3.1	1/10/2024

3.4	Amended and Restated Bylaws of eFFECTOR Therapeutics, Inc.	8-K	3.2	8/31/2021

4.1	Specimen common stock certificate.	S-4/A	4.1	8/5/2021

4.2	Warrant Agreement, dated January 7, 2021, by and between Continental Stock Transfer & Trust Company and Locust Walk Acquisition Corp.	8-K	4.1	1/13/2021

4.3	Description of Registered Securities.	10-K	4.3	3/16/2022

4.4	Form of Pre-Funded Warrant	8-K	4.1	5/30/2023

4.5	Form of Common Warrant	8-K	4.2	5/30/2023

4.6	Form of Wainwright Warrant	8-K	4.3	5/30/2023

4.7	Form of Pre-Funded Warrant	8-K	4.1	6/8/2023

4.8	Form of Common Warrant	8-K	4.2	6/8/2023

4.9	Form of Wainwright Warrant	8-K	4.3	6/8/2023

4.10	Form of Pre-Funded Warrant	8-K	4.1	1/26/2024

4.11	Form of Common Warrant	8-K	4.2	1/26/2024

4.12	Form of Wainwright Warrant	8-K	4.3	1/26/2024

10.1	Letter of Agreement, dated January 7, 2021, by and among Locust Walk Acquisition Corp. and certain security holders, officers and director of Locust Walk Acquisition Corp.	8-K	10.1	1/13/2021

10.2	Investment Management Trust Agreement, dated January 7, 2021, by and between Continental Stock Transfer & Trust Company and Locust Walk Acquisition Corp.	8-K	10.2	1/13/2021

10.3	Amended and Restated Registration Rights Agreement, dated August 25, 2021, by and among eFFECTOR Therapeutics, Inc., eFFECTOR Therapeutics Operations, Inc., Locust Walk Sponsor, LLC and certain stockholders.	8-K	10.3	8/31/2021

10.4	Unit Subscription Agreement, dated January 7, 2021, by and between Locust Walk Acquisition Corp. and Locust Walk Sponsor, LLC.	8-K	10.4	1/13/2021

10.5	Administrative Service Agreement, dated January 7, 2021, by and between Locust Walk Acquisition Corp. and Locust Walk Sponsor, LLC.	8-K	10.5	1/13/2021

10.6	Form of Indemnity Agreement of Locust Walk Acquisition Corp.	S-1	10.5	12/18/2020

10.7	Sponsor Support Agreement, dated May 26, 2021, by and among Locust Walk Acquisition Corp. and Locust Walk Sponsor, LLC.	8-K	10.1	5/27/2021

10.8	Sponsor Lock-up Agreement, dated May 26, 2021, by and between Locust Walk Sponsor, LLC. and Locust Walk Acquisition Corp.	8-K	10.2	5/27/2021

10.9	Form of Subscription Agreement, dated May 26, 2021, by and among Locust Walk Acquisition Corp. and certain subscribers.	8-K	10.3	5/27/2021

10.10+	eFFECTOR Therapeutics, Inc. 2021 Incentive Award Plan and Form of Stock Option Agreement thereunder.	8-K	10.10	8/31/2021

10.11+	eFFECTOR Therapeutics, Inc. 2021 Employee Stock Purchase Plan.	8-K	10.11	8/31/2021

10.12+	Form of Indemnification Agreement.	S-4/A	10.12	8/5/2021

10.13#	Exclusive License Agreement, dated May 9, 2013, by and between eFFECTOR and the Regents of the University of California.	S-4	10.13	6/14/2021

10.14#	Research Collaboration and License Agreement, dated December 20, 2019, by and between eFFECTOR and Pfizer Inc.	S-4	10.14	6/14/2021

10.15	Loan and Security Agreement, dated March 19, 2021, by and among eFFECTOR and Oxford Finance LLC and the other lenders party thereto.	S-4	10.15	6/14/2021

10.16	Sublease Agreement, dated August 24, 2020, by and between eFFECTOR and Cardiff Oncology, Inc.	S-4	10.16	6/14/2021

10.17+	eFFECTOR Therapeutics, Inc. 2013 Equity Incentive Plan, as amended, and form of option agreement thereunder.	8-K	10.17	8/31/2021

10.18+	eFFECTOR Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Program.			*

10.19+	Second Amended and Restated Employment Agreement by and between Stephen T. Worland, Ph.D. and eFFECTOR.	S-4	10.19	6/14/2021

10.20+	Amended and Restated Employment Agreement by and between Mike Byrnes and eFFECTOR.	S-4	10.21	6/14/2021

10.21#	Amendment to Exclusive License Agreement, dated July 12, 2021, by and between eFFECTOR and the Regents of the University of California.	S-4/A	10.23	7/19/2021

10.22	Purchase Agreement, dated January 24, 2022, between eFFECTOR and Lincoln Park Capital Fund, LLC.	8-K	10.1	1/24/2022

10.23	Registration Rights Agreement, dated January 24, 2022, between eFFECTOR and Lincoln Park Capital Fund, LLC.	8-K	10.2	1/24/2022

10.24	Joinder and First Amendment to Loan and Security Agreement, dated September 7, 2021, by and among eFFECTOR and Oxford Finance LLC.	8-K	10.1	2/24/2022

10.25	Second Amendment to Loan and Security Agreement, dated February 22, 2022, by and among eFFECTOR and Oxford Finance LLC.	8-K	10.2	2/24/2022

10.26	Third Amendment to Loan and Security Agreement, dated April 28, 2022, by and among eFFECTOR and Oxford Finance LLC.	10-Q	10.1	5/10/2022

10.27	Controlled Equity OfferingSM Sales Agreement Sale Agreement by and between eFFECTOR and Cantor Fitzgerald & Co., dated September 1, 2022.	S-3	1.2	9/1/2022

10.28+	Employment Agreement, effective as of August 8, 2022, by and between eFFECTOR and Douglas Warner.	10-K	10.33	3/8/2023

10.29+	Employment Agreement, effective as of September 1, 2022, by and between eFFECTOR and Mayank Gandhi.	10-K	10.34	3/8/2023

10.30+	General Release of Claims, dated as of February 13, 2024, by and between eFFECTOR and Mayank Gandhi.			*

10.31	Form of Securities Purchase Agreement, dated as of May 26, 2023, by and between eFFECTOR and the purchasers named therein.	8-K	10.1	5/30/2023

10.32	Form of Securities Purchase Agreement, dated as of June 6, 2023, by and between eFFECTOR and the purchasers named therein.	8-K	10.1	6/8/2023

10.33	Form of Securities Purchase Agreement, dated as of January 24, 2024, by and between eFFECTOR and the purchasers named therein.	8-K	10.1	1/26/2024

23.1	Consent of Independent Registered Public Accounting Firm			*

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

97	Policy for Recovery of Erroneously Awarded Compensation	*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

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

eFFECTOR Therapeutics, Inc.

Date: March 26, 2024	By:	/s/ Stephen Worland
Stephen Worland, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Worland, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2024
Stephen Worland, Ph.D.

/s/ Michael Byrnes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2024
Michael Byrnes

/s/ Brian M. Gallagher, Jr., Ph.D.	Director and Board Chair	March 26, 2024
Brian M. Gallagher, Jr., Ph.D.

/s/ Elizabeth P. Bhatt	Director	March 26, 2024
Elizabeth P. Bhatt

/s/ Chris Ehrlich	Director	March 26, 2024
Chris Ehrlich

/s/ Kristen Harrington-Smith	Director	March 26, 2024
Kristen Harrington-Smith

/s/ Barbara Klencke	Director	March 26, 2024
Barbara Klencke

/s/ Caroline Loewy	Director	March 26, 2024
Caroline Loewy