Form 10-Q
period 2024-03-31
eFFECTOR Therapeutics, Inc.
filed 2024-05-09
CIK 1828522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 4,704,409 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$15,508	$14,875
Short-term investments	9,875	3,495
Prepaid expenses and other current assets	867	1,468
Total current assets	26,250	19,838
Property and equipment, net	190	140
Operating lease right-of-use assets	225	53
Other assets	466	513
Total assets	$27,131	$20,544
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,713	$2,330
Accrued expenses	3,787	2,921
Current term loans, net	18,916	19,385
Accrued final payment on term loans, current	1,100	1,100
Lease liabilities, current portion	53	60
Total current liabilities	25,569	25,796
Other accrued liabilities, non-current	516	503
Non-current warrant liability	40	40
Non-current lease liabilities	179	—
Total liabilities	26,304	26,339
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized at March 31, 2024 and December 31, 2023; 3,914,309 shares issued and 3,902,309 shares issued and outstanding as of March 31, 2024; 2,994,679 shares issued and 2,982,679 shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	189,038	173,582
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(188,211)	(179,377)
Total stockholders' equity (deficit)	827	(5,795)
Total liabilities and stockholders' equity (deficit)	$27,131	$20,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	5,306	6,609
General and administrative	3,090	2,927
Total operating expenses	8,396	9,536
Operating loss	(8,396)	(9,536)
Other income (expense)
Interest income	323	226
Interest expense	(749)	(689)
Other expense	(12)	(15)
Total other income (expense)	(438)	(478)
Net loss	$(8,834)	$(10,014)
Comprehensive loss:
Net loss	$(8,834)	$(10,014)
Other comprehensive income	—	19
Comprehensive loss	$(8,834)	$(9,995)
Net loss per share, basic and diluted	$(2.16)	$(5.96)
Weighted-average common shares outstanding, basic and diluted	4,081,580	1,680,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2023	2,982,679	$—	$173,582	$—	$(179,377)	$(5,795)
Stock option and pre-funded warrant exercises	497,834	—	—	—	—	—
Issuance of common stock, net of issuance costs	421,796	—	14,446	—	—	14,446
Stock-based compensation expense	—	—	1,010	—	—	1,010
Unrealized gain on short-term investments	—	—	—	—	—	—
Net loss	—	—	—	—	(8,834)	(8,834)
Balance at March 31, 2024	3,902,309	$—	$189,038	$—	$(188,211)	$827

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2022	1,667,602	$—	$147,480	$(18)	$(143,566)	$3,896
Stock option exercises	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	16,433	—	119	—	—	119
Stock-based compensation expense	—	—	1,167	—	—	1,167
Unrealized loss on short-term investments	—	—	—	19	—	19
Net loss	—	—	—	—	(10,014)	(10,014)
Balance at March 31, 2023	1,684,035	$—	$148,766	$1	$(153,580)	$(4,813)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(8,834)	$(10,014)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	28	28
Accretion of discount and amortization of premium on investments, net	(60)	(119)
Stock-based compensation	1,010	1,167
Other expense related to equity purchase agreement	12	15
Non-cash interest expense	87	76
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	267	(180)
Other non-current assets	53	48
Accounts payable	(716)	2,225
Accrued expenses	875	(886)
Operating lease right-of-use assets and liabilities, net	—	3
Net cash used in operating activities	(7,278)	(7,637)
Investing activities:
Purchases of fixed assets	—	(13)
Maturities of short-term investments	3,500	12,000
Purchases of short-term investments	(9,821)	(2,960)
Net cash provided by (used in) investing activities	(6,321)	9,027
Financing activities:
Repayment of term loans	(556)	—
Proceeds from exercise of common stock options and pre-funded warrants	1	—
Proceeds from issuance of common stock, net of issuance costs	14,787	212
Net cash provided by financing activities	14,232	212
Net increase in cash and cash equivalents	633	1,602
Cash and cash equivalents at beginning of period	14,875	8,708
Cash and cash equivalents at end of period	$15,508	$10,310
Supplemental disclosure of cash flow information:
Interest paid	$655	$589
Operating lease liabilities arising from obtaining right-of-use assets	186	—
Supplemental disclosure of non-cash investing and financing activities:
Accrued issuance costs	$109	$170

The accompanying notes are an integral part of these condensed consolidated financial statements.

eFFECTOR THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

The Company is a clinical-stage biopharmaceutical company focused on pioneering the development of a new class of oncology drugs the Company refers to as selective translation regulator inhibitors ("STRIs"). The Company’s principal operations are in the United States, with its headquarters in Solana Beach, California. The Company has devoted substantially all of its resources to raising capital, identifying potential product candidates, establishing its intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. The Company has not generated revenues from its principal operations, other than from licensing and grant revenue, through March 31, 2024.

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

The Company has retroactively restated the share and per share amounts in the consolidated financial statements as of December 31, 2023 and for the three months ended March 31, 2024 and 2023. Proportionate adjustments were made to the per share exercise price and number of shares of common stock issuable under all outstanding stock options and warrants. In addition, proportionate adjustments have been made to the number of shares of common stock reserved for the Company’s equity incentive compensation plans. The consolidated statements of stockholders’ equity (deficit) and balance sheets reflect the impact of the Reverse Stock Split by reclassifying from “common stock” to “additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all the disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2024.

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

The Company has experienced net losses and negative cash flows from operating activities since its inception, aside from the years ended December 31, 2021 and December 31, 2020 when net income was realized as a result of a gain in fair value recognized associated with the earn-out liability and revenue in connection with the Research Collaboration and License Agreement with Pfizer, respectively. The Company has an accumulated deficit of $188.2 million at March 31, 2024. For the three months ended March 31, 2024, the Company used $7.3 million in cash for operations. At March 31, 2024, the Company had cash and cash equivalents and short-term investments of $25.4 million. The Company anticipates that its expenses will increase significantly in connection with its ongoing activities to support its research and development efforts, and it expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date that these financial statements for the three months ended March 31, 2024 are issued. The principal payments due under the Oxford Loans (as defined below), and the related accrued final payment, have been classified as current liabilities as of March 31, 2024, due to the considerations discussed above and the assessment that the material adverse change clause under the Oxford Loans is not within the Company’s control. The Company has not been notified of an event of default by the lender as of the date of issuance of these financial statements.

The Company’s ability to continue as a going concern is dependent upon its ability to receive additional capital. Management intends to raise additional capital through equity offerings or other capital sources, including potential additional collaborations, licenses and other similar arrangements. Additionally, the Company may receive additional milestone payments from the Research Collaboration and License Agreement with Pfizer (described in Note 10), through the issuance of common stock under the equity purchase agreement with Lincoln Park Capital Fund, LLC (described in Note 8) or through the issuance of common stock under the at-the-market offering program (described in Note 8) with Cantor Fitzgerald & Co. However, the Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all, and may not receive any milestone payments. Without additional capital, the Company may be forced to delay, scale back or eliminate some of its research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations, or may be required to pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of its stockholders.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock option grants using the Black-Scholes option-pricing model. The Company accounts for stock options granted to non-employees using the fair value approach.

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

For the three months ended March 31, 2024, all pre-funded warrants that were issued during the January 2024 Registered Direct Offering (as defined below) with an exercise price of $0.001, regardless of whether they were exercised as of March 31, 2024, were considered outstanding in the calculation of basic and diluted net loss per share (See Note 7 for details about pre-funded warrants).

Potentially dilutive securities as of March 31, 2024 and 2023 are as follows (in common stock equivalent shares):

	For the Three Months Ended March 31,
	2024	2023

Common stock warrants	2,257,426	—
Placement agent warrants	158,017	—
Public warrants	233,332	233,332
Private placement warrants	7,266	7,266
Earn-Out Shares	—	200,000
Unvested sponsor shares	12,000	12,000
Stock options outstanding	694,764	473,900
Total	3,362,805	926,498

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

The following table summarizes the Company’s assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2024	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$6,048	$6,048	$—	$—
U.S. Treasury securities	9,460	—	9,460	—
Short-term investments:
U.S. Treasury securities	9,875	—	9,875	—
Total assets	$25,383	$6,048	$19,335	$—
Liabilities
Private placement warrant liability	$40	$—	$—	$40
Total liabilities	$40	$—	$—	$40

		Fair Value Measurements Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2023	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$10,887	$10,887	$—	$—
U.S. Treasury securities	3,988	—	3,988	—
Short-term investments:
U.S. Treasury securities	3,495	—	3,495	—
Total assets	$18,370	$10,887	$7,483	$—
Liabilities
Private placement warrant liability	$40	$—	$—	$40
Total liabilities	$40	$—	$—	$40

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $6.0 million and $10.9 million as of March 31, 2024 and December 31, 2023, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $19.3 million as of March 31, 2024 were classified as Level 2 instruments, $9.5 million of which is included in cash and cash equivalents and $9.9 million of which is included in short-term investments. The marketable securities of $7.5 million as of December 31, 2023 were classified as Level 2 instruments, $4.0 million of which is included in cash and cash equivalents and $3.5 million of which is included in short-term investments. Accrued interest receivable related to short-term investments was $17,000 and $52,000 as of March 31, 2024 and December 31, 2023, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The following tables summarize the Company’s short-term investments accounted for as available-for-sale securities as of March 31, 2024 and December 31, 2023 (in thousands):

			March 31, 2024
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	1 year or less	$9,875	$—	$—	$9,875
		$9,875	$—	$—	$9,875

			December 31, 2023
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	1 year or less	$3,495	$—	$—	$3,495
		$3,495	$—	$—	$3,495

Private Placement Warrant Liability

In connection with the Business Combination, the Company assumed the public and private placement warrants described in Note 2. The private placement warrants are precluded from equity treatment and are recorded as liabilities as they are not considered indexed to the Company's common stock. The private placement warrant liability is measured at fair value, using a combination of observable and unobservable inputs. The change in fair value of the private placement warrant liability is recorded in other income (expense) on the statement of operations and comprehensive loss. The following key assumptions were used in determining the fair value of the private placement warrant liability valued using the Black-Scholes option pricing model as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Common stock price	$14.39	$11.69
Expected volatility	125.0%	125.0%
Risk-free interest rate	4.5%	4.1%
Expected term (in years)	2.4	2.7
Expected dividend yield	—	—

The following table presents activity for the private placement warrant liability measured at fair value using significant unobservable Level 3 inputs during the three months ended March 31, 2024 (in thousands):

Private Placement Warrant Liability
Balance at December 31, 2023	$40
Change in fair value	—
Balance at March 31, 2024	$40

4. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023

Lab equipment	$108	$30
Computer and office equipment	154	154
Furniture and fixtures	78	78
Leasehold improvements	188	188
Construction in process	14	14
	542	464
Less accumulated depreciation and amortization	(352)	(324)
	$190	$140

The Company recorded depreciation and amortization expense of approximately $28,000 for each of the three months ended March 31, 2024 and 2023.

5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Employee compensation	$978	$1,587
Research and development	2,461	1,036
Professional and outside services	131	75
Interest	217	223
	$3,787	$2,921

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

The Oxford Loans carry a variable interest rate equal to the greater of (i) 7.7% and (ii) the sum of the prime rate plus 4.45%. The Company has the option to prepay all, but not less than all, of the borrowed amounts, and there is no prepayment fee for a prepayment made after the third anniversary of the effective date of the Oxford LSA and prior to the maturity date.

The Company’s obligations under the Oxford LSA are secured by a first priority security interest in substantially all of its current and future assets, other than its owned intellectual property. The Company is also obligated to comply with various other customary covenants, including restrictions on its ability to encumber intellectual property assets without consent.

The Company recorded a debt discount of $1.6 million for the estimated fair value of warrants, debt issuance costs, and final payment to be made, which is being amortized to interest expense over the term of the loan using the effective-interest method. As of March 31, 2024, the Company had $19.4 million of outstanding principal under the Term A Loans of which $18.9 million is reflected on the balance sheet net of debt discounts. As of December 31, 2023, the Company had $20.0 million of outstanding principal under the Term A Loans of which $19.4 million is reflected on the balance sheet net of debt discounts. Interest expense, including amortization of debt discount related to the Oxford Term A Loans, totaled $0.7 million for each of the three months ended March 31, 2024 and 2023. The Company is in compliance with all covenants under the Oxford LSA as of March 31, 2024. The Term A Loans include customary events of default, including instances of a material adverse change in our operations, that may require prepayment of the outstanding Term A Loans. The principal payments due under the Oxford Loans, and the related accrued final payment, have been classified as current liabilities as of March 31, 2024, due to the considerations discussed in the Liquidity section of Note 1. The Company has not been notified of an event of default by the lender as of the date of issuance of these financial statements.

Based on the outstanding principal amounts for the Company’s Term A Loans, the following table sets forth by year the Company’s required future principal payments as of March 31, 2024 (in thousands):

As of March 31, 2024
Remainder of 2024	$5,000
2025	6,667
2026	6,667
2027	1,110
Required future principal payments	$19,444
Unamortized debt discount	(528)
Current term loans, net as of March 31, 2024	$18,916

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

Private placement warrants are liability-classified (See Note 3) and the public warrants are equity-classified. The following table summarizes the number of outstanding public warrants and private placement warrants and the corresponding exercise price as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023	Exercise Price	Expiration Date
Public warrants	233,332	233,332	$287.50	August 24, 2026
Private placement warrants	7,266	7,266	$287.50	August 24, 2026

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

In January 2024, the Company completed a registered direct offering (“January 2024 Registered Direct Offering”) which included the issuance of 1,150,834 shares of common stock in the form of pre-funded warrants with a purchase price of $10.074 per share and an exercise price of $0.001 (the “January 2024 Pre-Funded Warrants”), of which 497,834 were exercised as of March 31, 2024. Additionally, the Company concurrently issued warrants to purchase up to 1,488,834 shares of common stock (the “January 2024 Common Stock Warrants”) with an exercise price of $9.95 per share. The January 2024 Common Stock Warrants will expire on July 29, 2027, which is three and one-half years from the issuance date. Further, the Company issued warrants to designees of the placement agent to purchase up to 104,218 shares of common stock ("January 2024 Placement Agent Warrants") with an exercise price of $12.5938 per share. The January 2024 Placement Agent Warrants will expire on July 29, 2027, which is three and one-half years from the issuance date. See Note 8 for additional detail surrounding the January 2024 Registered Direct Offering.

The common stock warrants, placement agent warrants and pre-funded warrants are equity-classified. The following table summarizes the number of outstanding common stock warrants, placement agent warrants and pre-funded warrants and the corresponding exercise price as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023	Exercise Price	Expiration Date
May 2023 Common Stock Warrants	458,015	458,015	$13.25	November 30, 2028
May 2023 Placement Agent Warrants	32,060	32,060	$20.47	May 26, 2028
June 2023 Common Stock Warrants	310,577	310,577	$25.00	December 8, 2028
June 2023 Placement Agent Warrants	21,739	21,739	$35.1575	June 6, 2028
January 2024 Pre-funded Warrants	653,000	—	$0.001	N/A
January 2024 Common Stock Warrants	1,488,834	—	$9.95	July 29, 2027
January 2024 Placement Agent Warrants	104,218	—	$12.5938	July 29, 2027

8. Preferred Stock and Stockholders’ Equity (Deficit)

Purchase Agreement

On January 24, 2022, the Company entered into an equity purchase agreement (the “Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides for the sale to Lincoln Park up to $50.0 million of shares (the “Purchase Shares”) of the Company's common stock over the thirty-six (36) month term of the Purchase Agreement. In connection with the Purchase Agreement, Lincoln Park made an initial purchase of $3.0 million of shares of common stock, which equated to 22,304 shares of common stock, and the Company issued 5,717 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. The Company recognized $0.8 million of other expense relating to the commitment fee share issuance. As of March 31, 2024, a total of 1,200 shares of common stock have been sold in addition to the upfront amount, with such shares sold during the three months ended June 30, 2022. There were no purchases under the Purchase Agreement during the three months ended March 31, 2024 and 2023.

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

At-the-Market Offering Program

In September 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the "Cantor Sales Agreement") with Cantor Fitzgerald & Co ("Cantor"), under which the Company could have sold, from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million in “at the market” offerings (the "ATM Offering Program") through Cantor. In August 2023, the Company supplemented its prospectus, dated September 9, 2022 (the “Prospectus Supplement”), to increase the aggregate offering amount under the ATM Offering Program to $50.0 million as the Company was no longer subject to General Instruction I.B.6. of Form S-3, which limited the amounts that the Company could sell under the ATM Offering Program. In April 2024, the Company supplemented the prospectus to reduce the aggregate offering amount under the ATM Offering Program to approximately $6.8 million, which was less than one-third of our public float, as calculated on the day of filing. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with Cantor. Cantor received a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the three months ended March 31, 2024, the Company sold an aggregate of 83,948 shares of common stock at a weighted-average price of $11.07 per share for gross proceeds of approximately $0.9 million under the ATM Offering Program. Offering costs, including commissions, of approximately $0.1 million were recorded as an offset to gross proceeds within additional paid-in capital.

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

The January 2024 Registered Direct Offering included the issuance and sale of an aggregate of 338,000 shares of the Company’s common stock at a purchase price of $10.075 per share in a registered direct offering priced at-the-market under Nasdaq rules. In addition, the offering included the issuance of the January 2024 Pre-Funded Warrants and the January 2024 Common Stock Warrants. The Company received gross proceeds from the January 2024 Registered Direct Offering of $15.0 million with net proceeds of approximately $13.6 million after deducting $1.4 million in commissions and other transaction costs.

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

Preferred Stock

Upon closing of the Business Combination transaction, pursuant to the terms of the Amended and Restated Certificate of Incorporation, 100,000,000 shares of preferred stock with a par value of $0.0001 per share were authorized. eFFECTOR's Board of Directors (the "Board of Directors") has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock immediately after the closing of the Business Combination and no preferred stock has been issued as of March 31, 2024.

Sponsor Shares

In connection with the closing of the Business Combination, the LWAC sponsor received 162,250 shares of eFFECTOR common stock, of which 12,000 shares were subject to vesting if, on or prior to August 25, 2024, the price of shares of common stock equals or exceeds $375.00 per share for a period of at least 20 trading days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination (the "Sponsor Shares"). The 12,000 Sponsor Shares subject to vesting meet the criteria for equity classification, but are not considered outstanding from an accounting perspective. These shares are considered issued but not outstanding as of March 31, 2024 and December 31, 2023, and have been excluded from outstanding shares in the calculation of loss per share for the three months ended March 31, 2024 and 2023.

Employee Stock Purchase Plan

The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. An aggregate of 35,200 shares were initially reserved and available for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, by 1.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by our Board of Directors; provided that the total number of shares of common stock that become available for issuance under the ESPP will never exceed 600,000. If our capital structure changes because of a stock dividend, stock split or similar event, the number of shares that can be issued under the ESPP will be appropriately adjusted. As of March 31, 2024, 89,090 shares were reserved for future issuance under the ESPP. There were no shares of common stock issued under the ESPP during the three months ended March 31, 2024 and 2023.

2013 Equity Incentive Plan

Prior to the Business Combination, Old eFFECTOR maintained its 2013 Equity Incentive Plan (the “2013 Plan”), under which Old eFFECTOR granted incentive stock options, restricted stock awards, and other stock-based awards to employees, directors, and non-employee consultants. Upon the completion of the Business Combination, the Company ceased granting awards under the 2013 Plan and, as described below, all awards under the 2013 Plan were converted into awards under the 2021 Plan with the same terms and conditions. In connection with the completion of the Business Combination and the adoption of the 2021 Plan, no further awards will be granted under the 2013 Plan. As of March 31, 2024, the number of shares reserved and options outstanding under the 2013 Plan was 130,617.

2021 Equity Incentive Plan

In connection with the consummation of the Business Combination on August 25, 2021, the Board of Directors approved the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”). As of March 31, 2024, 596,440 shares of common stock are authorized for issuance pursuant to awards under the 2021 Plan, inclusive of any shares of common stock subject to stock options, restricted stock awards or other awards that were assumed in the Business Combination. As of March 31, 2024, 607,306 options to purchase common shares have been awarded and 32,293 shares remain available for issuance under the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other stock-based award or other cash-based awards to employees, directors, and non-employee consultants.

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

A summary of the Company’s stock option activity under the plans is as follows (in thousands, except share and per share amounts and years):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	480,875	$51.67	7.3	$—
Granted	231,800	11.32	9.9
Cancelled or forfeited	(17,911)	13.53	3.9
Outstanding at March 31, 2024	694,764	$39.19	7.9	$1,039
Vested and exercisable at March 31, 2024	325,122	$56.29	6.3	$151

For the three months ended March 31, 2024 the total fair value of vested options was $1.0 million. The weighted-average grant date fair value of employee and non-employee option grants during the three months ended March 31, 2024 was $8.27 per share.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense specifically related to stock options of $1.0 million and $1.2 million for three months ended March 31, 2024 and 2023, respectively. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.3%	3.6% - 4.1%
Expected volatility	84% - 85%	84%
Expected term (in years)	5.3 - 6.0	5.3 - 6.1
Expected dividend yield	0%	0%

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

As of March 31, 2024, the unrecognized compensation cost related to outstanding employee options was $5.6 million and is expected to be recognized as expense over approximately 2.8 years. Unrecognized compensation cost related to outstanding nonemployee options was $0.6 million as of March 31, 2024, and is expected to be recognized as expense over approximately 1.0 year.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Stock options issued and outstanding	694,764	480,875
Public warrants issued and outstanding	233,332	233,332
Private placement warrants issued and outstanding	7,266	7,266
Common stock warrants issued and outstanding	2,257,426	768,592
Placement agent warrants issued and outstanding	158,017	53,799
Pre-funded warrants	653,000	—
Unvested sponsor shares	12,000	12,000
Authorized for future stock awards or option grants	32,293	96,449
Authorized for future issuances under the ESPP	89,090	59,144
Total	4,137,188	1,711,457

9. License Agreements

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

In July 2021, the Company entered into an amendment to the license agreement to confirm the impact of the Business Combination on the license agreement, including clarifying that in connection with the closing of the Business Combination, the Company would pay UCSF a one-time cash payment of approximately $1.0 million. The $1.0 million payment was made to UCSF in August 2021 in connection with the close of the Business Combination. The Company is also required to make cash milestone payments to UCSF upon the completion of certain clinical and regulatory milestones for the licensed products. No milestone events occurred during the three months ended March 31, 2024 and March 31, 2023. The aggregate remaining potential milestone payments are approximately $375,000.

The Company pays an annual minimum royalty of $15,000 to UCSF. All license related fees are recorded as research and development expense.

10. Research Collaboration and License Agreement

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

There was no revenue recorded in connection with this agreement for the three months ended March 31, 2024 and 2023 because all development and sales milestones (variable consideration) were fully constrained.

11. Commitments and Contingencies

Leases

In September 2021, the Company entered a non-cancelable three-year lease for certain office space in Solana Beach, California, with an option to renew for an additional three-year term. In January 2024, the Company executed a three-year extension to the lease with a new expiration date of October 31, 2027. The initial term of the lease started on November 1, 2021, and is serving as the Company's headquarters. Rent expense under this lease was $18,000 and $16,000 for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024 and 2023, the Company paid $19,000 and $14,000 in lease payments, respectively, which were included in operating activities in the statements of cash flows.

The following table summarizes supplemental balance sheet information related to leases as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$225	$53
Total right-of-use assets	225	53
Liabilities
Operating lease liabilities, current	53	60
Operating lease liabilities, non-current	179	—
Total operating lease liabilities	$232	$60

As of March 31, 2024, the future minimum annual lease payments under the existing operating leases were as follows (in thousands, except for weighted-average remaining lease term and weighted-average discount rate):

Remainder of 2024	$56
2025	77
2026	79
2027	68
Total remaining lease payments	280
Less: imputed interest	(48)
Total operating lease liabilities	232
Less: current portion	(53)
Long-term operating lease liabilities	$179
Weighted-average remaining lease term (in years)	3.60
Weighted-average discount rate	11.5%

12. Employee Benefits

The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. Through March 31, 2024, the Company made no matching contributions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to “we,” “our,” “us” or “eFFECTOR” refer to the business of eFFECTOR Therapeutics, Inc. prior to the consummation of the Business Combination, which is our business following the consummation of the Business Combination. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the SEC on March 26, 2024.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, the potential to develop future product candidates, the potential benefits of strategic collaborations, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 26, 2024. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Our lead product candidate, zotatifin, is an inhibitor of eIF4A, a component of the eIF4F complex, and is currently being evaluated in a Phase 1/2 clinical trial in patients with certain solid tumors. We have completed the initial dose escalation portion of this trial as well as the initial Phase 2 expansion portion in certain indications, including the evaluation of zotatifin in combination with fulvestrant and abemaciclib (“ZFA triplet”) in patients with ER+ breast cancer. In light of the favorable safety results observed in the Phase 1/2 clinical trial and target engagement data generated to date, we resumed dose escalation of zotatifin dosed every other week, initially in combination with fulvestrant ("ZF doublet"), in patients with ER+ breast cancer to determine if a higher dose of zotatifin can be utilized in future clinical studies. Subsequently we also initiated dose escalation in the ZFA triplet. In the first quarter of 2024, dose escalation of the ZF doublet concluded with the determination of 0.2 mg/kg zotatifin Q2W as the RP2D for the doublet.

To date, we’ve reported interim data from five cohorts including patients with ER+ breast cancer, which demonstrated that zotatifin was generally well tolerated and showed signals of activity, including partial responses in heavily pretreated ER+ breast cancer patients. We reported topline results for the fully enrolled ZFA triplet cohort in ER+ breast cancer at the American Society of Clinical Oncology (“ASCO”) 2023 Annual Meeting in June, where partial responses were observed in 5 of 19 (26%) evaluable patients treated with the ZFA triplet. In addition, a partial response was observed in 1 of 3 (33%) patients in the first resumed dose escalation cohort of the ZF doublet. Both ZFA and ZF combinations were generally well tolerated with a large majority of adverse events Grade 1 or 2. We reported mature data for the ZFA triplet cohort at the 2023 San Antonio Breast Cancer Symposium

(SABCS®) in December, where median PFS was 7.4 months. We anticipate reporting additional data, including the RP2D for the ZFA triplet, in the second half of 2024.

If zotatifin continues to demonstrate an adequate safety profile and sufficient signals of activity, we plan to continue clinical development of zotatifin, potentially as a combination in a randomized trial against a relevant comparator control group. We are currently evaluating plans to test the ZFA triplet in a randomized trial after we finalize the dose and schedule in the second half of 2024. We anticipate interacting with FDA on development strategy utilizing the fast-track designation received in 2023.

Our other clinical-stage product candidate, tomivosertib, is an oral small-molecule inhibitor of MNK that we tested in combination with inhibitors of anti-PD-(L)1 therapy, for the treatment of patients with solid tumors. In the second quarter of 2021, we initiated dosing in KICKSTART, our randomized Phase 2b clinical trial evaluating tomivosertib in combination with pembrolizumab in patients with metastatic non-small cell lung cancer (“NSCLC”) with PD-L1 expression level greater than or equal to 50% (“PD-L1≥50%”). Pembrolizumab is owned and marketed by Merck for frontline NSCLC and several other indications. We reported topline results from the primary analysis of this trial in April 2024. The hazard ratio for progression free survival, based on 36 events, was 0.62 (95% confidence intervals 0.3 to 1.3) using a stratified COX proportional hazards model, with a two-sided p value for PFS of 0.21, which did not meet the pre-specified threshold of 0.2. Based on the totality of the data available as of the primary analysis, we do not see an obvious path forward to continue developing tomivosertib in frontline NSCLC.

Since our inception in 2012 we have devoted substantially all of our resources to raising capital, identifying potential product candidates, establishing our intellectual property portfolio, conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. As of March 31, 2024, we have raised a total of $341.8 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer ("Pfizer Agreement"), $35.0 million from loans under credit facilities, $31.2 million in gross proceeds from the sale of common stock in the May 2023 Registered Direct Offering (as defined below), June 2023 Registered Direct Offering (as defined below) and January 2024 Registered Direct Offering (as defined below), $8.5 million in gross proceeds from the sale of common stock under our Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co ("Cantor") ("ATM Offering Program"), $5.0 million in grant revenue under the Research Subaward Agreement with The Regents of the University of California, on behalf of its San Francisco campus ("UCSF"), and $3.1 million in gross proceeds from the sale of common stock under the equity purchase agreement ("Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"). Other than with respect to the net income generated as a result of revenue under the Pfizer Agreement generated in 2020 and the net income generated in 2021 as a result of the change in valuation of the earn-out liability in 2021, we have incurred significant operating losses since our inception. Our net loss for the three months ended March 31, 2024 was $8.8 million and our net income for the three months ended March 31, 2023 was $10.0 million. As of March 31, 2024, we had an accumulated deficit of $188.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with the research and development of our product candidates and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and losses for at least the next several years. We anticipate our expenses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any approved product candidates, hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities. As of March 31, 2024, we had $25.4 million in cash, cash equivalents and short-term investments. To fund further operations, we will need to raise additional capital. Our current capital resources will not be sufficient for us to complete the clinical development of any of our product candidates or, if applicable, to prepare for commercializing any product candidate which may receive approval from the FDA or comparable foreign regulatory authority. Accordingly, we expect to finance our cash needs through a combination of equity offerings, debt financings, or other capital sources, including potential additional collaborations, licenses, and other similar arrangements. Adequate funding may not be available to us on acceptable terms, if at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Share and per share amounts in this Quarterly Report are presented after giving effect to the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and number of shares of common stock issuable under all outstanding stock options and warrants. In addition, proportionate adjustments have been made to the number of shares of common stock reserved for our equity incentive compensation plans.

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

Pursuant to the Pfizer Agreement, we received an upfront, one-time, non-refundable, non-creditable payment of $15 million dollars from Pfizer. Pfizer was obligated to reimburse us for costs incurred for research performed, up to a specified cap in the low double-digit millions. Upon the achievement of specified development, regulatory and sales milestones, Pfizer will be obligated to pay us up to $480 million dollars in the aggregate, as well as to pay us high single-digit percentage royalties on annual net sales of each licensed product. See “Business — Our Collaboration and License Agreements” in our Annual Report on Form 10-K filed with the SEC on March 26, 2024, for additional information about this agreement, including with respect to potential payments to us thereunder.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands).

	Three Months Ended March 31,
	2024	2023
External development program expenses:
tomivosertib (eFT508)	$2,053	$2,552
zotatifin (eFT226)	1,481	2,218
Unallocated internal research and development expenses:
Personnel related	1,344	1,305
Other	428	534
Total research and development expenses	$5,306	$6,609

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

Interest Expense

Interest expense recorded in the three months ended March 31, 2024 and 2023 consisted of amounts attributable to our outstanding term loan with Oxford Financial LLC (“Oxford”).

Other Income (Expense)

We assumed private placement warrants in connection with the Business Combination transaction that are required to be accounted for as liabilities and remeasured to fair value at each reporting date, with changes in the fair value reported as a component of other income (expense).

In January 2022, we entered into the Purchase Agreement with Lincoln Park. We record other expense in connection with costs paid to maintain the Lincoln Park facility.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Period-to- Period
	2024	2023	Change
Operating expenses:
Research and development	5,306	6,609	(1,303)
General and administrative	3,090	2,927	163
Total operating expenses	8,396	9,536	(1,140)
Loss from operations	(8,396)	(9,536)	1,140
Other income (expense)	(438)	(478)	40
Net loss	$(8,834)	$(10,014)	$1,180

Research and Development Expenses

Research and development expenses were $5.3 million and $6.6 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in research and development expenses of $1.3 million was primarily due to a $0.7 million decrease for the zotatifin program due to decreased clinical cost related to the oncology trial and a $0.5 million decrease for the tomivosertib program due to reduced costs associated with the KICKSTART trial, along with decreased costs related to drug product manufacturing. Further, there was a $0.1 million decrease in consultant costs in the three months ended March 31, 2024 as compared to the same period in 2023.

General and Administrative Expenses

General and administrative expenses were $3.1 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively. The increase in general and administrative expenses of $0.2 million was primarily due to a $0.2 million increase in personnel-related costs, and a $0.1 million increase each in consultant and legal costs for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. These increases were partially offset by a $0.2 million decrease in premiums paid on directors and officers insurance.

Other Income (Expense)

Other expense was $0.4 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through March 31, 2024, we have raised a total of $341.8 million to fund our operations, comprised of aggregate gross proceeds of $150.0 million from the sale and issuance of convertible preferred stock, gross proceeds of $67.0 million from the issuance of common stock in connection with the Business Combination in August 2021, $42.0 million in collaboration revenue under our research collaboration and license agreement with Pfizer, $35.0 million from loans under credit facilities, $31.2 million in gross proceeds from the sale of common stock in the May 2023 Registered Direct Offering, June 2023 Registered Direct Offering and January 2024 Registered Direct Offering, $8.5 million in gross proceeds from the sale of common stock under the ATM Offering Program, $5.0 million in grant revenue under the Research Subaward Agreement with UCSF, and $3.1 million in gross proceeds from the sale of common stock to Lincoln Park under the Purchase Agreement ($46.9 million remaining available for sale under the Purchase Agreement as of March 31, 2024).

Our cash and cash equivalents and short-term investments totaled $25.4 million as of March 31, 2024. Until required for use in our business, we typically invest our cash in investments that are highly liquid, readily convertible to cash with original maturities of 1 year or less at the date of purchase. We attempt to minimize the risks related to our cash and cash equivalents and investments by maintaining balances in accounts only with accredited financial institutions and, consequently, we do not believe we are subject to unusual credit risk beyond the normal credit risk associated with ordinary commercial banking relationships.

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

On February 22, 2022, we entered into an amendment to the Oxford LSA whereby the interest only period for the Term A Loans ended on March 1, 2024. In connection with the amendment, the maturity of the Term A Loans was extended from March 18, 2026 to February 1, 2027. We began principal repayment in March 2024 and will make principal payments of approximately $0.6 million on the first of each month through the maturity date of February 1, 2027. The principal payments due under the Oxford Loans, and the related accrued final payment, have been classified as current liabilities as of December 31, 2023 and March 31, 2024, due to our assessment that the material adverse change clause under the Oxford Loans is not within our control. We have not been notified of an event of default by the lender as of the date of this report.

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

Equity Purchase Agreement with Lincoln Park

On January 24, 2022, we entered into the Purchase Agreement with Lincoln Park which provides for the sale to Lincoln Park up to $50.0 million of shares of our common stock over the thirty-six (36) month term of the Purchase Agreement, subject to certain conditions. In connection with the Purchase Agreement, Lincoln Park made an initial purchase of $3.0 million of shares of common stock, which equated to 22,304 shares of common stock, and we issued 5,717 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement. As of March 31, 2024, a total of 1,200 shares of common stock have been sold in addition to the upfront amount, with such shares sold during the three months ended June 30, 2022. The minimum price that we can sell shares to Lincoln Park is $1.00 per share. No assurance can be given that we will sell any additional shares of common stock under the Purchase Agreement, or, if we do, as to the price or amount of shares of common stock that we sell or the dates when such sales will take place.

At-the-Market Offering Program with Cantor

In September 2022, we entered into the Cantor Sales Agreement with Cantor, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $50.0 million (the "ATM Offering Program"). Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with Cantor. We will pay a commission to Cantor of up to 3.0% of the gross proceeds of any shares of common stock sold under the Cantor Sales Agreement. During the three months ended March 31, 2024, we sold an aggregate of 83,948 shares of common stock at a weighted-average price of $11.07 per share for gross proceeds of approximately $0.9 million under the ATM Offering Program. We incurred offering costs in connection with the ATM Offering Program, including commissions, of approximately $0.1 million during the three months ended March 31, 2024.

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

As of March 15, 2024, our public float was approximately $65.6 million, based on 3,914,309 shares of outstanding common stock held by non-affiliates and at a price of $16.95 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on March 4, 2024. As a result of our public float being below $75 million, we were limited by the baby shelf rules until such time as our public float exceeded $75 million, which means we only had the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. On April 5, 2024, our public float exceeded $75 million, based on 4,437,540 shares of outstanding common stock held by non-affiliates and at a price of $16.95 per share, the closing price of our common stock on March 4, 2024 which was the highest reported sale price of our common stock on the Nasdaq Capital Market within 60 days of April 5, 2024. As a result of our public float being above $75 million, we are no longer subject to the baby shelf rules.

Funding Requirements

As of March 31, 2024, we had $25.4 million in cash and cash equivalents and short-term investments, which we estimate is sufficient to fund operations into the first quarter of 2025. However, we have prepared cash flow forecasts which indicate that based on our expected operating cash flows, without taking into account future projected cash inflows, there is substantial doubt about our ability to continue as a going concern within twelve months after the date that the financial statements for the three months ended March 31, 2024, are issued. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Furthermore, our operating plans may change and we may need additional funds sooner than planned. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

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
•
any delays and cost increases that result from future epidemic diseases;
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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(7,278)	$(7,637)
Investing activities	(6,321)	9,027
Financing activities	14,232	212
Net increase in cash and cash equivalents	$633	$1,602

Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $7.3 million, which resulted from a net loss of $8.8 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges and other adjustments included $1.0 million in stock-based compensation, $0.1 million in accretion of discount and amortization of premium on investments, and $0.1 million in non-cash interest expense. Changes in operating assets and liabilities included a $0.7 million decrease in accounts payable due to timing of invoices paid, a $0.9 million increase in accrued expenses due to an increase in research and development accruals, and a $0.3 million decrease in prepaid expenses and other assets related to a decrease in prepaid research and development balance and the amortization of prepaid public company insurance policies.

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

Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $6.3 million as a result of the purchases of short-term investments, partially offset by maturities during the period.

During the three months ended March 31, 2023, net cash provided by investing activities was $9.0 million as a result of the maturities of short-term investments, partially offset by purchases during the period.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $14.2 million, which was primarily the result of net proceeds from the issuance of common stock in the January 2024 Registered Direct Offering as well as net proceeds from the issuance of common stock under the ATM Offering Program during the period.

During the three months ended March 31, 2023, net cash provided by financing activities was $0.2 million, which was the result of net proceeds from the issuance of common stock under the ATM Offering Program during the period.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024 as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates," in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024.

Recent Accounting Pronouncements

See Note 2 to our financial statements contained elsewhere in this Form 10-Q for information concerning recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2024, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We do not believe there have been any material changes to the risk factors disclosed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of eFFECTOR Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 31, 2021).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of eFFECTOR Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 23, 2023).

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of eFFECTOR Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 10, 2024).

3.4	Amended and Restated Bylaws of eFFECTOR Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 31, 2021).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-4 (333-257091) filed on August 5, 2021).

4.2

Warrant Agreement, dated January 7, 2021, by and between Continental Stock Transfer & Trust Company and Locust Walk Acquisition Corp. (incorporated by reference Exhibit 4.1 to the Company’s Form 8-K filed on January 13, 2021).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 30, 2023).

4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 30, 2023).

4.5	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 30, 2023).

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 8, 2023).

4.7	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on June 8, 2023).

4.8	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on June 8, 2023).

4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 26, 2024).

4.10	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 26, 2024).

4.11	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on January 26, 2024).

10.1+	eFFECTOR Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on March 26, 2024).

10.2+	General Release of Claims, dated as of February 13, 2024, by and between eFFECTOR and Mayank Gandhi (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed on March 26, 2024).

10.3

Form of Securities Purchase Agreement, dated as of January 24, 2024, by and between eFFECTOR and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 26, 2024).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates a management contract or compensatory plan.

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

eFFECTOR Therapeutics, Inc.

Date: May 9, 2024	By:	/s/ Stephen Worland
Stephen Worland, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Michael Byrnes
Michael Byrnes
Chief Financial Officer (Principal Financial and Accounting Officer)